Form 10-Q
period 1999-12-31
FREEREALTIME COM INC
filed 2000-02-14
CIK 1073091

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-27493.

                             FREEREALTIME.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          33-0881720
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                              3333 Michelson Drive
                                    Suite 430
                               Irvine, California
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (949) 833-2959
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  [ ]                                 No [X*]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at February 11, 2000
---------------------------------------         --------------------------------
Common Stock, par value $0.01 per share                 6,911,265 shares


------------------------
* The Company has not been subject to such filing requirements for the past 90 days.

                             FREEREALTIME.COM, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 1999

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets-
              December 31, 1999 and March 31, 1999                             1

         Unaudited Consolidated Statements of Operations-
              For the Three Months Ended December 31, 1999 and 1998            2

         Unaudited Consolidated Statements of Operations-
              For the Nine Months Ended December 31, 1999 and 1998             3

         Unaudited Consolidated Statements of Cash Flows-
              For the Nine Months Ended December 31, 1999 and 1998             4

         Notes to Unaudited Consolidated Financial Statements                  5

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                 6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURE                                                                     13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FREEREALTIME.COM, INC.
                                   AND SUBSIDIARY

                          Consolidated Balance Sheets

                   As of December 31, 1999 and March 31, 1999
                             (Dollars in thousands)

                           ASSETS                                   December 31,       March 31,
                                                                        1999             1999
                                                                    ------------       ---------
Current assets:
    Cash and cash equivalents                                          $ 3,510         $   493
    Accounts receivable, net of allowance for
       doubtful accounts of $81 and $66, respectively                      934             358
    Prepaid expenses and other current assets                              461               8
                                                                       -------         -------
               Total current assets                                      4,905             859
                                                                       -------         -------
Property, plant and equipment, net                                         569             265
Other assets, net                                                          292               8
                                                                       -------         -------
                                                                       $ 5,766         $ 1,132
                                                                       =======         =======

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current installments of note payable to bank                       $    32         $    70
    Current installments of loan payable to shareholders                    --               3
    Current portion of capital lease obligations                            22              11
    Trade accounts payable                                               4,266           2,078
    Advances payable                                                        --             250
    Accrued expenses                                                        84              44
    Deferred revenue - short term                                          348              79
                                                                       -------         -------
               Total current liabilities                                 4,752           2,535
                                                                       -------         -------
Deferred revenue - long term                                               250              --
Note payable to bank, excluding current portion                             --              12
Notes payable to stockholders, excluding current portion                    13              38
Capital lease obligations, net of current portion                           35               8

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                     --              --
    Common stock, no par value 50,000,000 shares authorized;
       6,808,265 and 6,537,990 issued and outstanding at                 8,075           1,550
       December 31 and March 31, 1999, respectively
    Accumulated deficit                                                 (6,864)         (2,807)
    Unearned Compensation                                                 (495)           (204)
                                                                       -------         -------
               Total stockholders' equity (deficit)                        716          (1,461)

Commitments and contingencies
                                                                       -------         -------
                                                                       $ 5,766         $ 1,132
                                                                       =======         =======

See accompanying notes to consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Three Months ended December 31, 1999 and 1998
                  (Dollars in thousands, except per share data)
                             (UNAUDITED)

                                                                Three Months ended December 31,
                                                                -------------------------------
                                                                     1999              1998
                                                                ----------------   ------------
Revenues                                                             $   1,625       $     366

Cost of revenues                                                         1,039             654
                                                                     ---------       ---------
                 Gross profit                                              586            (288)

General, administrative, selling and development expenses                1,221             312
Non-cash charge - stock option grants                                    1,241              --
                                                                     ---------       ---------
                 Total general, administrative, selling and
                    development expenses                                 2,462             312
Interest expense (income)                                                  (34)              4
                                                                     ---------       ---------
                 Net loss                                            $  (1,842)      $    (604)
                                                                     =========       =========
Basic and diluted loss per common share                              $   (0.27)      $   (0.09)
                                                                     =========       =========
Common shares used in computing basic and diluted
      per share amounts                                              6,747,512       6,537,990
                                                                     =========       =========

See accompanying notes to consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Nine Months ended December 31, 1999 and 1998
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                   Nine Months ended December 31,
                                                                   ------------------------------
                                                                       1999            1998
                                                                   --------------   -------------
Revenues                                                             $   4,466       $     733
Cost of revenues                                                         3,869           1,394
                                                                     ---------       ---------
                 Gross profit                                              597            (661)

General, administrative, selling and development expenses                2,895             489
Non-cash charge - stock option grants                                    1,784              --
                                                                     ---------       ---------
                 Total general, administrative, selling and
                    development expenses                                 4,679             489

Interest expense (income)                                                  (25)             12
                                                                     ---------       ---------
                 Net loss                                            $  (4,057)      $  (1,162)
                                                                     =========       =========
Basic and diluted loss per common share                              $   (0.65)      $   (0.22)
                                                                     =========       =========
Common shares used in computing basic and diluted
      per share amounts                                              6,213,483       5,286,363
                                                                     =========       =========

See accompanying notes to consolidated financial statements.

                      FREEREALTIME.COM, INC.
                          AND SUBSIDIARY

              Consolidated Statements of Cash Flows

           Nine Months ended December 31, 1999 and 1998
                      (Dollars in thousands)
                           (UNAUDITED)

                                                                         Nine Months ended December 31,
                                                                         ------------------------------
                                                                             1999              1998
                                                                         ------------      ------------
Cash flows from operating activities:
    Net loss                                                                 $(4,057)         $(1,162)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                          122               24
          Provision for doubtful accounts                                         81                8
          Non-cash charge - stock options                                      1,784               --
          Receivables                                                           (657)            (226)
          Inventories, prepaid expenses and other assets                        (737)             (73)
          Trade accounts payable and accrued liabilities                       2,228            1,091
          Unearned revenue                                                       519               49
                                                                             -------          -------
                Net cash used in operating activities                           (717)            (289)
                                                                             -------          -------
Cash flows from investing activities:
    Capital expenditures                                                        (384)            (124)
                                                                             -------          -------
                Net cash used in investing activities                           (384)            (124)
                                                                             -------          -------
Cash flows from financing activities:
    Advances payable                                                            (250)             250
    Borrowings (Repayments) of long-term debt                                    (10)              84
    Repayments of short-term debt                                                (14)             (97)
    Proceeds from issuance of common stock                                     4,914              965
    Stock issuance costs                                                        (522)             (75)
                                                                             -------          -------
                Net cash provided by financing activities                      4,118            1,127
                                                                             -------          -------
                Net increase in cash                                           3,017              714

Cash at beginning of period                                                      493               55
                                                                             -------          -------
Cash at end of period                                                        $ 3,510          $   769
                                                                             =======          =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                                              $    13          $     7
                                                                             =======          =======

Supplemental disclosure of noncash investing and financing activities:
       Borrowings related to the acquisition of assets                            57               --
                                                                             =======          =======
       Unearned compensation related to stock options                          2,075               --
                                                                             =======          =======
        Common stock issued to pay for stock issuance fees                        84              500
                                                                             =======          =======

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENT FOR
                THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999


1.       BASIS OF PRESENTATION

         The consolidated financial statements as of December 31, 1999 and for the nine-month periods ended December 31, 1999 and 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1999, which can be found in the Company's registration statement on Form 10-SB, effective as of December 1, 1999 and incorporated herein by this reference. The results of operations for the nine-month period ended December 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

2.       SALE OF UNREGISTERED SECURITIES (AMOUNTS ARE ACTUAL, NOT IN THOUSANDS)

         In June and July 1999, the Company offered units consisting of one share of common stock and one warrant to purchase one additional share of common stock. The price of each unit was $4.00 and 182,500 units were issued for total offering proceeds of $730,000 (less issuance costs of $96,000). The Company relied on the registration exemption in Section 4(2) of the 1933 Act to issue these units without registering the underlying securities. In September and October 1999, the Company offered shares of common stock at a price of $5.00 per share. 836,700 shares were issued for total offering proceeds of $4,183,500 (less issuance costs of $426,000). The Company relied on the registration exemption in Section 4(2) of the 1933 Act to issue these shares without registration.

3.       REDUCTION IN COMMON SHARES OUTSTANDING

         In November 1999, the Company entered into an agreement with certain shareholders to resolve an outstanding matter. As a result, these shareholders agreed to return to the Company an aggregate of 773,992 shares of common stock for cancellation. All common shares and per share amounts have been adjusted retroactively back to April 1, 1999 to reflect the effects of the cancellation of these shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

OVERVIEW

         We are a Web-based provider of real-time financial market information services and analytic tools. Through our Freerealtime.com Web site, we strive to be a vertical portal for real-time financial information with free, real-time stock quotes and value-added content, including news, market commentary, company research, and analytic tools such as charting and portfolio stock tracking. We completed our third quarter ended December 31, 1999 with over 880,000 registered users, a portion of whom hit our site ("page views") approximately 182 million times in the month of December 1999. A registered user is described as a unique user who completes an online survey and registration form to obtain a login identification and password for free access to "members-only" parts of our Web site. For the last month or our third fiscal quarter ending December 31, 1999, we experienced approximately 76% growth in registered users and page views from March 1999, the last month of the fiscal year ended March 31, 1999, when we had approximately 500,000 registered users along with approximately 103 million page-views. A majority of our page views are real-time quotes, though the Freerealtime.com site also provides market news, research, commentary, message boards, and other information. The Freerealtime.com Web site is offered free of charge to our registered users and the sale of advertising represents our primary source of revenue from this Web site.

         We also own and operate the Web site, BullSession.com, where we currently offer active investors a subscription service of "streaming" real-time quotes and dynamically updating stock portfolios. Our subscriber count on this Web site has also shown significant growth during the nine months ended December 31, 1999. BullSession.com had in excess of 3,500 subscribers as of the end of March 1999, and by the end of December 1999 the site had approximately 5,000 subscribers, representing 43% growth over the nine month period. Our source of revenue from the BullSession.com Web site is the sale of subscriptions at monthly prices ranging from $26 to $50.

         Prior to the fiscal year commencing April 1, 1998 and ending March 31, 1999 ("Fiscal 1999"), our operating activities consisted largely of developing our Freerealtime.com and BullSession.com Web sites, along with the systems and infrastructure necessary to support these sites, although limited revenue from subscriptions to the Bullsession.com site was generated in the year ended March 31, 1998. We have incurred substantial costs to date in creating and developing our Web sites. These costs include significant purchases of computer hardware and software, the hiring of software developers and information technology personnel, technical and customer support personnel, executive management, key strategic consultants, sales and marketing staff, accounting personnel, and administrative support personnel. We have also incurred substantial costs in supporting the traffic on our Web sites including market data costs, co-location and bandwidth costs, and data-feed costs. Our spending has been focused on providing financial related content and real-time market data. As a result, we have incurred significant net losses in each fiscal quarter since inception. We expect these net losses, as well as negative cash flow from operations, to continue for the foreseeable future as we plan to substantially increase our operating and capital expenditures in order to continue building site traffic and brand awareness. Our current sources of revenue with respect to the Freerealtime.com site include ad sales, sponsorship fees, web-hosting fees and co-branding revenues. For BullSession.com, our source of revenue is subscription fees.

         Our management efforts and strategies are oriented to enhancing our existing revenues, as well as developing new revenue opportunities. These efforts include (i) regularly updating and expanding our Freerealtime.com Web site in order to exhibit more robust functionality, additional content and greater ease-of-use, (ii) building our in-house direct ad sales force to increase revenues, (iii) pursuing higher prices, referred to as cost-per-thousand, for our ad impressions through greater use of user "targeting" ad serving technology and the addition of non-quote content pages,
(iv) focusing on revenue alternatives to banner advertising sales, including email marketing revenues, sponsorship fees, revenue sharing from new co-branding ventures, and opportunities in on-line transaction services, and (v) developing and acquiring new content to be offered on the Freerealtime.com site. We also have strategies to drive growth in our subscriber base, and thereby increase our subscription fees, by enhancing our BullSession.com service and adding new subscription-based tools and content services. Apart from our efforts to grow our revenues, we believe that our costs per page view should continue to decline over time due to declining costs in programming, data-feed and other services from our suppliers as well as from the effect of spreading certain fixed costs over greater page view traffic. Though we expect to continue incurring net losses for the foreseeable future, we plan to continue to execute on these and other measures that are designed with an objective of achieving profitable operations, although we cannot give any assurances that we will achieve such objective.

THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1998

REVENUES

         Revenues increased by 344% from $366,000 in the three months ended December 31, 1998 to $1,625,000 for the three months ended December 31, 1999, and increased by 509% from $733,000 in the nine months ended December 31, 1998 to $4,466,000 for the nine months ended December 31, 1999. The increase in revenue, which is comprised primarily of ad sales and subscription fees, was a direct result of the substantial increase from period to period in the number of users, page views, and ad impressions on the Freerealtime.com Web site and in the number of subscribers on the BullSession.com Web site.

         Revenue from advertising on Freerealtime.com increased by 400% from $211,000 in the three months ended December 31, 1998 to $ 1,054,000 in the three months ended December 31, 1999, and increased by 554% from $413,000 in the nine months ended December 31, 1998 to $2,700,000 for the nine months ended December 31, 1999. Revenue from subscriptions to the BullSession.com Web site increased by 231% from $129,000 in the three months ended December 31, 1998 to $427,000 in the three months ended December 31, 1999, and increased by 382% from $272,000 in the nine months ended December 31, 1998 to $1,310,000 for the nine months ended December 31, 1999. Revenue from web-hosting and co-branding ventures increased by 454% from $26,000 in the three months ended December 31, 1998 to $144,000 in the three months ended December 31, 1999, and increased by 850% from $48,000 in the nine months ended December 31, 1998 to $456,000 for the nine months ended December 31, 1999.

COST OF REVENUES

         Cost of revenues increased by 59% from $654,000 in the three months ended December 31, 1998 to $1,039,000 in the three months ended December 31, 1999, and increased by 178% from $1,394,000 in the nine months ended December 31, 1998 to $3,869,000 for the nine months ended December 31, 1999. The period to period increase was the result of the substantial increase in the site traffic on our Web sites as most of the components of cost of revenues are based on certain measures of site traffic volume, including the number of real-time quotes, the number of periodic users, and the amount of communications bandwidth utilized. Cost of revenues as a percent of revenues decreased from 179% in the three months ended December 31, 1998 to 64% in the three months ended December 31, 1999, and decreased from 190% in the nine months ended December 31, 1998 to 87% for the nine months ended December 31, 1999. This change was primarily the result of reduced rates paid for real-time quotes from the Exchanges and reduced datafeed costs, as well as from economies of scale associated with higher volumes of Web-site traffic and revenues.

OPERATING EXPENSES

         Sales And Marketing. Sales and Marketing expense increased by 190% from $115,000 in the three months ended December 31, 1998 to $334,000 in the three months ended December 31, 1999, and increased by 415% from $168,000 in the nine months ended December 31, 1998 to $865,000 for the nine months ended December 31, 1999. Sales and Marketing expense as a percent of revenues decreased from 31% in the three months ended December 31, 1998 to 21% in the three months ended December 31, 1999, and decreased from 23% in the nine months ended December 31, 1998 to 19% in the nine months ended December 31, 1999. The period to period increase on an absolute dollar basis was primarily the result of increased advertising sales commissions paid to third party ad sales firms, as well as increased costs of additional employees and consultants retained to manage our advertising sales function and to direct the overall marketing efforts of the Company, including the development of an in-house ad sales force and new marketing programs during Fiscal 2000. The period to period decrease as a percent of revenues was primarily due to economies of scale associated with higher volumes of Web-site traffic and revenues.

         General and Administrative. General and administrative expense increased by 378% from $168,000 in the three months ended December 31, 1998 to $803,000 in the three months ended December 31, 1999, and increased by 610% from $264,000 in the nine months ended December 31, 1998 to $1,875,000 for the nine months ended December 31, 1999. General and administrative expense as a percent of revenues increased from 46% in the three months ended December 31, 1998 to 49% in the three months ended December 31, 1999, and increased from 36% from the nine months ended December 31, 1998 to 42% for the nine months ended December 31, 1999. The period to period increase on an absolute dollar and percentage basis was primarily the result of increased costs of additional personnel, including administrative and technical personnel, fees for independent consultants providing management advisory and investor relations services, as well as greater occupancy costs, legal and accounting fees, telecommunications costs, and other overhead costs associated with managing our rapid growth in traffic on our Web sites.

         Product Development. Product development expense increased by 190% from $29,000 in the three months ended December 31, 1998 to $84,000 in the three months ended December 31, 1999, and increased by 172% from $57,000 in the nine months ended December 31, 1998 to $155,000 for the nine months ended December 31, 1999. Product development expense as a percent of revenues decreased from 8% in the three months ended December 31, 1998 to 5% in the three months ended December 31, 1999, and decreased from 8% in the nine months ended December 31, 1998 to 3% in the nine months ended December 31, 1999. The period-to-period increase on an absolute dollar basis was primarily the result of costs of additional personnel, including costs for software developers, as well as fees paid to third party developers and systems consultants. The period to period decrease as a percent of revenues was primarily due to economies of scale associated with higher volumes of Web-site traffic and revenues.

         Non-Cash Charges-Stock Option Grants. For the three months ended December 31, 1999, we recorded an additional amount of aggregate unearned compensation of $1,661,000, as compared to $-0- for the three months ended December 31, 1998, and $2,075,000 for the nine months ended December 31, 1999 as compared to $-0- for the nine months ended December 31, 1998, reflecting the grant of stock options to employees and non-employees. These options were granted at exercise prices less than the fair market value of the underlying common stock on the grant date. We expect to record additional unearned compensation in future periods to reflect additional option grants at exercise prices less than the fair market value of common stock on the grant date. For the three months ended December 31, 1999, $1,241,000 was amortized to expense as a non-cash charge from unearned compensation recorded as the result of vested stock options granted during this as well as previous periods, as compared to $-0- for the three months ended December 31, 1998. For the nine months ended December 31, 1999, $1,784,000 was amortized to expense as a non-cash charge from unearned compensation recorded as the result of vested stock options granted during this as well as previous periods, as compared to $-0- for the nine months ended December 31, 1998. As the unearned compensation expense is amortized based on the vesting period of the granted stock options, we expect there will be material variations in the amount of this expense from quarter to quarter and that quarterly comparisons of such expense are not meaningful.

INTEREST INCOME (EXPENSE), NET

         Net interest expense was $4,000 in the three months ended December 31, 1998, compared to net interest income of $34,000 generated in the three months ended December 31, 1999. Net interest expense was $12,000 in the nine months ended December 31, 1998, compared to net interest income of $25,000 generated in the nine months ended December 31, 1999. Net interest income during the three and nine months ended December 31, 1999 was earned on money market investments from proceeds raised from the sale of the Company's common stock.

INCOME TAXES

         We have incurred losses since inception and again during the three months and nine months ended

December 31, 1999, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes during these periods. Deferred tax assets for the three months and nine months ended December 31, 1999 which would otherwise reflect the tax net operating loss carryforwards existing at the balance sheet date, as well as the taxable temporary differences in the treatment of certain items, are fully offset by valuation allowances. We will reassess the need to record such valuation allowances, or a current or deferred tax liability as appropriate, over future periods.

LIQUIDITY AND CAPITAL RESOURCES

         To date, our operations have been financed primarily from the sale of equity securities, and to a lesser extent, from a non-revolving loan from Royal Bank in Calgary, loans from stockholders, directors, and other outside parties, and from capital lease arrangements. As of December 31, 1999, approximately $3.5 million in cash and cash equivalents was on hand. All but $34,000, which was restricted as collateral by Royal Bank, was available to the Company.

OPERATING ACTIVITIES

         We used net cash in our operating activities in the amount of $717,000 during the nine months ended December 31,1999 as compared to $289,000 during the nine months ended December 31, 1998, which was primarily the result of our net losses for these periods and an increase in accounts receivable and prepaid expense, partially offset by an increase in accounts payable and accrued liabilities and unearned revenues, as follows:


  NINE MONTHS ENDED DECEMBER 31, 1999    NINE MONTHS ENDED DECEMBER 31, 1998
  -----------------------------------    -----------------------------------

    o    Net loss of approximately         o   Net Loss of approximately
         $4,057,000;                           $1,162,000;

    o    An increase in accounts           o   An increase in accounts
         receivable of approximately           receivable of approximately
         $657,000;                             $226,000;

    o    An increase in prepaid expenses   o   An increase in prepaid expenses
         and other assets of                   and other assets of approximately
         approximately $737,000;               $73,000

    o    An increase in accounts payable   o   An increase in accounts
         and accrued expenses of               payable and accrued expenses
         approximately $2,228,000;             of approximately $1,091,000;

    o    Depreciation of approximately     o   Depreciation of approximately
         $122,000;                             $24,000;

    o    Non-cash charges-stock option     o   An increase in Unearned Revenue
         grants of approximately               of approximately $49,000.
         $1,784,000; and

    o    An increase in Unearned
         Revenue of approximately
         $519,000.

Accounts payable increased as a result of an overall increase in our cost of sales and operating expenses over the nine months ended December 31, 1999, as our business has grown during this same period. This increase in accounts payable from Fiscal 1999 forward primarily reflects amounts due in arrears as of December 31, 1999 to our major suppliers of market data. Subsequent to the end of Fiscal 1999, we have received sufficient net proceeds from the sale of equity securities to fund the payment of these accrued accounts payable. The amount of our accounts receivable at each period-end varies, primarily due to the timing of revenue recognition associated with the running of our advertising and sponsorship campaigns, and the growth in our Web-host related revenue and subscription revenue. To date, we have not experienced material collection difficulties, but have recorded certain write-offs of bad debts as well as an allowance for uncollectible accounts.

INVESTING ACTIVITIES

         Cash used in investing activities was approximately $384,000 during the nine months ended December 31, 1999, compared to $124,000 during the nine months ended December 31,1998, and consisted of property and equipment expenditures in both periods.

FINANCING ACTIVITIES

         Net cash provided by financing activities was approximately $4,118,000 during the nine months ended December 31, 1999 compared to approximately $1,127,000 during the nine months ended December 31,1998. Cash used in financing activities during the nine months ended December 31, 1999, was approximately $796,000, as compared to $172,000 during the nine months ended December 31, 1998, and consisted of payments of debt obligations and stock issuance costs. Cash provided by financing activities during these same periods was approximately $4,914,000 and $1,299,000, respectively, which consisted primarily of gross proceeds from the sale of common stock, as well as shareholder advances and loans to the company during the nine months ended December 31, 1998.

         We have no material financial commitments other than obligations under our bank loan agreements and under our leases. Subject to cash availability, we anticipate significant increases in our operating and capital expenditures over the foreseeable future, including:

         o web-site development and enhancement for Freerealtime.com and BullSession.com, including functionality, content, and back-end systems;

         o computer servers and other computer equipment to support growth in site traffic;

         o software developers, computer programmers, and other technical staff;

         o        bandwidth and networking equipment and infrastructure;

         o information systems and furniture and fixtures for new employees and facilities expansion;

         o additional personnel in the areas of sales, marketing, business development, customer support, accounting, and administration;

         o        increased promotional activities and branding efforts and

         o        content development and acquisition.

         In addition to purchasing computer hardware, software, and office equipment, we also lease certain equipment under short term and long term leases with terms ranging from one to three years. We may exercise purchase options at the end of the lease terms if determined to be favorable to replacing such items at that time through lease renewal or capital acquisition. During Fiscal 2000 we plan to spend up to $1,000,000 for computer hardware, software, office equipment, and tenant improvements. We lease our Irvine, California facility under a noncancelable operating lease that expires on May 31, 2000. We plan to relocate our Irvine operations to a larger facility sometime in Fiscal 2000 or 2001. We will incur additional costs related to the relocation of the Irvine operations and may have to pay rent on two leases for a period of time. We recently moved our Calgary office into a larger facility in January 2000, under a cancelable operating lease which expires on January 1, 2005. The timing of these additional capital and operating expenditures, as well as the timing of hiring additional personnel to support our growth plans, and our ability to continue sustaining net losses and negative cash flows from operations will depend largely on our ability to continue to obtain additional capital through financing transactions. The failure to raise such capital when needed could have a material adverse effect on our business, operating results, and our financial condition. If additional funds are raised through the sale of equity, or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience significant dilution and these securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that additional financing will be available to us or on terms favorable to us. If adequate capital funds are not available or are not available on acceptable terms, our ability to fund our current growth plans and to take advantage of unanticipated opportunities, to develop or enhance our Web sites, or otherwise to respond to competitive pressures, could be significantly limited. Based on net proceeds received from the sale of equity securities subsequent to the end of Fiscal 1999, and management contingency plans to curtail our growth plans and reduce our current scope of operations in the event that additional capital funds are not available to us, management believes we can continue our operations through Fiscal 2000.

         During the nine months ended December 31, 1999 we completed two private equity financings in which we sold an aggregate of 1,019,200 shares of Common Stock, and stock purchase warrants to purchase 182,500 shares of Common Stock, for total gross proceeds of $4,913,500.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Investors are cautioned that certain statements contained in this Form 10-Q as well as some of our statements in periodic press releases and some oral statements of our officials during presentations about the company are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "anticipates," "estimates," "expects" or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

         Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, those set forth below:

         o        our limited operating history,

         o intense competition for Web-based business and financial content,

         o need to establish and maintain strategic relationships with other Web-sites,

         o our dependence on the various Exchanges for real-time stock quotes,

         o        inability to attract advertisers to our site,

         o        our reliance on a third party advertising sales force,

         o changes in government regulation and legal uncertainties pertaining to the Web, and

         o disruptions and interruptions in service due to Web-site failure.

         Certain of these factors are discussed in more detail elsewhere in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing market rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 1999, all of our investments mature in less than one year.

         Exchange Rate Sensitivity. We are exposed to changes in the currency exchange rate between U.S. Dollars and Canadian Dollars, to the extent that the our wholly-owned Canadian subsidiary (First International Financial Corporation, Calgary) has an inter-Company obligation to Freerealtime.com, Inc., as it had in the amount of approximately $135,000 as of December 31, 1999. Any future repayment of that obligation to Freerealtime.com, Inc. will result in a currency exchange loss if re-paid at a time when the Canadian Dollar weakens against the U.S. Dollar. Under our current policies, we do not use currency hedges (forward contracts, options, etc.) to manage exposure to currency risk.

                           PART II. OTHER INFORMATION

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 22, 1999 the Company held its Annual Meeting of Stockholders for the following purposes:

         o        to elect three nominees to the Company's Board of Directors;

         o to reincorporate in Delaware through the merger of the Company and Freerealtime.com Delaware, Inc., a Delaware subsidiary formed in August 1999; and

         o        to approve and adopt the Company's 1999 Equity Incentive Plan.

The number of shares entitled to vote at the meeting was 6,799,932 shares of the Company's Common Stock. The total number of shares represented in person or by proxy to vote was 4,260,722. The votes cast on each matter are set forth below:

         1. Election of Directors: To elect the three nominees to the Company's Board of Directors, the votes were as follows:

     Name                             For                      Against
     ----                             ---                      -------
     Brad G. Gunn                   4,260,722                     0
     Stuart Robson                  4,260,722                     0
     John C. Gunn                   4,260,722                     0

         2. Reincorporation: To reincorporate in Delaware the votes were as follows:

                                      For                     Against
                                      ---                     -------
                                    4,260,722                     0

         3. 1999 Equity Incentive Plan: To approve the adoption of the Company's 1999 Equity Incentive Plan, the votes were as follows:

                                      For                     Against
                                      ---                     -------
                                    4,260,722                     0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                6.1 Amendment #1 to Representation Agreement by and between Adsmart Corporation (successor in interest to 2CAN Media,Inc.) and Freerealtime.com, Inc., dated
                       December 1, 1999.

                6.2 Order Form/Addendum to Master Services Agreement by and between Exodus Communications, Inc. and Freerealtime.com, Inc., dated December 21, 1999.

                6.3 Lease between Certus Developments, Inc. and Freerealtime.com, Inc., dated October 25, 1999.

               27.1    Financial Data Schedule

         (b)   Reports on Form 8-K:

               There were no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FREEREALTIME.COM, INC.


Date: February 14, 2000              /s/ Michael Neufeld
                                     -------------------------------------------
                                     Michael Neufeld
                                     Executive Vice President, Chief Financial
                                       Officer and Secretary (Duly Authorized
                                       Officer, Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                 Description                                 Note No.
-----------                 -----------                                 --------


 6.1 Amendment #1 to Representation Agreement by and between Adsmart Corporation (successor in interest to 2CAN Media, Inc.) and Freerealtime.com, Inc., dated December 1, 1999.

 6.2 Order Form/Addendum to Master Services Agreement by and between Exodus Communications, Inc. and Freerealtime.com, Inc., dated December 21, 1999.

 6.3 Lease between Certus Developments, Inc. and Freerealtime.com, Inc., dated October 25, 1999.

27.1   Financial Data Schedule