Form 10KSB
period 2000-03-31
FREEREALTIME COM INC
filed 2000-06-29
CIK 1073091

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     FOR FISCAL YEAR ENDED: MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                         COMMISSION FILE NO. 000-27493

                             FREEREALTIME.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       33-0881720
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

      3333 MICHELSON DRIVE, SUITE 430,                             92612
             IRVINE, CALIFORNIA                                  (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 833-2959

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for the most recent fiscal year: $7,198,000.

     As of June 23, 2000, the aggregate market value of voting stock of FreeRealTime.com, Inc. held by non-affiliates was $16,342,479.50 based on the upon the closing price of such stock on the Nasdaq Over-the-Counter Bulletin Board. The number of shares of common stock outstanding as of that date was 7,655,749.
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     We are a financial media company, empowering investors with the information and tools they need in order to make knowledgeable investing decisions. Through our FreeRealTime.com Web site, we strive to be a "one-stop" portal for real-time financial information by offering free, real-time stock quotes and value-added content, including news, market commentary, company research, and analytical tools such as charting and portfolio stock tracking. We completed our fiscal year ended March 31, 2000 ("Fiscal 2000") with over 1.1 million registered users, an increase of 120% from 500,000 users as of the close of the fiscal year ended March 31, 1999 ("Fiscal 1999"). We served approximately 298 million page-views on our FreeRealTime.com Web site during the month of March 2000. This represented an increase of 189% over the same month in the prior year when we served approximately 103 million page-views. The FreeRealTime.com Web site is offered free of charge to our registered users and the sale of advertising represents our primary source of revenue from this Web site.

     We also own and operate the BullSession.com Web site, where we offer active investors a subscription service of "streaming" real-time quotes and dynamically updating stock portfolios. Our subscriber count on this Web site has also shown significant sequential quarterly growth during Fiscal 2000. BullSession.com finished Fiscal 2000 with over 5,200 subscribers, up from approximately 3,500 at the end of March 1999. Our source of revenue from the BullSession.com Web site is the sale of subscriptions at monthly prices ranging from $26 to $50.

RECENT DEVELOPMENTS

     RedChip Merger. On June 6, 2000, we entered into an Agreement and Plan of Merger with RedChip.com, Inc., a Delaware corporation ("RedChip"). We believe that the merger, among other things, will expand FreeRealTime.com's content offering, enable us to provide broad based financial information and offer opportunities to expand our subscription and transaction-based services and add new "B2B" services in the form of investor awareness programs for publicly traded companies. Upon the closing of this transaction, we will issue 4,000,000 new shares of our common stock to the shareholders of RedChip, subject to potential adjustment, in exchange for all of the shares outstanding in RedChip. Following the close, RedChip will be a wholly-owned subsidiary of FreeRealTime.com, Inc., and the current shareholders of RedChip will own approximately 33% of the total shares outstanding in FreeRealTime.com, Inc. on a pro forma, fully diluted basis. While we anticipate closing the transaction by the end of July 2000, the closing is subject to numerous conditions and there can be no assurance that all such conditions will be met and that the transaction will close. Furthermore, even if the merger does close, there can be no assurance that we will be able to realize any of our anticipated benefits from the merger. Jefferies & Company, Inc. ("Jefferies"), an investment bank, served as our financial advisor for this transaction, and rendered a fairness opinion to our board of directors opining to the fairness of the price to be paid by us for RedChip. We have also engaged Jefferies to serve as our lead placement agent in connection with the sale of up to $20 million of our equity securities.

     Formation of DigitalOffering. On May 25, 2000 we purchased 4,000 shares of Series A Convertible Preferred Stock in DigitalOffering, Inc., a newly formed Delaware corporation ("DigitalOffering"). Our preferred shares are convertible at any time at our option into a number of shares of Common Stock. No shares of Common Stock have yet been issued by DigitalOffering. The Company intends to purchase shares of Common Stock such that our total ownership will be approximately 49% of the total Common Stock issued by DigitalOffering on the date the common shares are issued. The convertibility feature of the Preferred Stock held by the Company enables the Company to increase its ownership of the Common Stock of DigitalOffering through such conversions, to as much as 85% of DigitalOffering's then outstanding shares of Common Stock. In addition, it is anticipated that certain executive officers of FreeRealTime.com will serve as members of the board of directors of DigitalOffering and it is anticipated that several of the executive officers of FreeRealTime.com will own Common Stock in DigitalOffering. We plan to operate the transaction services segment of our business model through DigitalOffering, including providing access for retail and institutional investors to on-line private placements and public offerings of equity securities, market trading in fixed-income securities and institutional order execution for the purchase and sale of equity securities. DigitalOffering has filed an application with the National Association of Securities Dealers to obtain a license that will allow it to participate in fee sharing arrangements associated with these transactions.

CORPORATE HISTORY

     FreeRealTime.com, Inc., a Delaware corporation
("FreeRealTime.com -- Delaware"), is the result of a merger in September 1998 between our predecessor company, First International Financial Corporation, a Delaware corporation ("FIFC-Delaware"), and FreeRealTime.com, Inc., a public company located in the State of Colorado ("FreeRealTime -- Colorado") (previously incorporated as Pub Singin', Inc. on May 3, 1989).

     First International Financial Corporation. Our historical business began in Canada through First International Financial Corporation, an Alberta corporation ("FIFC-Alberta"). FIFC-Alberta, through a predecessor corporation, was formed in July 1994 under the laws of Alberta, Canada by our founder Brad Gunn. FIFC-Alberta commenced business operations in January 1996, when it initiated the sale of capital stock in private placement transactions and began to develop its Internet business. Mr. Gunn formed First International Financial Corporation, a Delaware corporation (" FIFC-Delaware") on June 25, 1997 under the laws of the State of Delaware, with the intent of moving the business of FIFC-Alberta into the United States. FIFC-Delaware did not have any business operations until July 31, 1998 when FIFC-Delaware acquired all of the outstanding capital stock of FIFC-Alberta from the stockholders of FIFC-Alberta in exchange for the issuance of shares of common stock of FIFC-Delaware. As a result of the foregoing acquisition, FIFC-Alberta became a wholly-owned subsidiary of FIFC-Delaware. Today, FIFC-Alberta is a wholly-owned subsidiary of FreeRealTime.com, a Delaware corporation, as a result of the merger between FreeRealTime.com-Colorado and FIFC-Delaware.

INDUSTRY BACKGROUND

     The Web as a Global Medium. The Internet has rapidly become a significant global medium for communications, news, information and commerce. Jupiter Communications, a worldwide authority on Internet commerce, estimates that in the U.S. today there are more than 134 million users of the Internet and that the online population worldwide, will more than triple within the next five years, growing from 200 million users today to 600 million users in 2005. IDC, a leading market research firm, estimates that in the U.S. the user adoption rate of the Internet will continue to rise in the coming years reaching more than 197 million total users by 2003. This growth is being driven by a number of factors, including:

     - a growing base of personal computers, or PCs, in the home and workplace;

     - vast improvements in network infrastructure;

     - more convenient, faster and free Internet access;

     - advances in PCs, modems, and broadband deployment;

     - increases in the quantity and quality of content available on the Web;
       and

     - the overall increase in public awareness of the Web.

     The Web has become an attractive medium for advertisers, offering the ability to target, as well as providing levels of reach, flexibility, interactivity and measurability not typically available with traditional media. According to Jupiter Communications, total online advertising revenues are expected to grow to $28 billion worldwide by 2005, up from $4.3 billion in 1999, positioning the Internet as the first marketing medium to offer global reach. With Internet advertising, and specifically opt-in e-mail marketing, advertisers have the ability to gather demographic information and target their messages to specific groups of consumers. In fact, of total online advertising revenues, the commercial e-mail market is expected to cannibalize direct mail revenues and rise to an estimated $7.3 billion in 2005, up from $164 million in 1999, according to Jupiter.

     Through the Web, financial information companies can deliver timely, personalized content in a manner not possible using other media. Using the Web, corporate and financial-related information can be continuously updated, distributed to a vast number of users on a real-time basis, and accessed by users at any time. Further, the interactive nature of the Web allows the individual to access information tailored to his/her preferences and system requirements and it also facilitates online electronic trading and the purchase of relevant financial services.

     Demand for Business News and Financial Programming. The Web has rapidly established itself as an effective means for investors to manage portfolios, research investments and trade securities. At the same time, individuals have been taking greater control of their financial affairs by directly researching information on investments, tracking their portfolios, purchasing no-load mutual funds and playing a more proactive role in their relationships with financial advisors. The Web has facilitated these behavioral shifts by providing investors with easy access to information that was once available only to investment professionals. Examples of such information include real-time market data and news, historical quotes, charts, SEC filings and analysts' reports and earnings estimates. According to BancBoston Robertson Stephens, the number of Web users conducting financial transactions on the Web is estimated to be 44 million by the end of 2000, and 79 million by the end of 2001. With financial transactions defined as checking, transferring, paying, trading, crediting or purchasing a personal financial asset online. BancBoston Robertson Stephens also estimates that there will be 25 million online brokerage accounts by the end of 2003. With more and more investors transacting online, the demand for better and more timely information continues to grow.

     Other Participants in the Industry. While there are hundreds of financial information oriented Web sites on the Internet, only a handful of them attract the bulk of investors interested in free, high quality, real-time financial market information and analysis. These Web sites include: Raging Bull, TheStreet.com, Telescan, and Thomson RT. In April 2000, Raging Bull, owned by CMGi's Alta Vista, had a non-paying registered user base of 425,000. Publicly held TheStreet.com had 41 million average monthly page views for the first quarter of 2000. Telescan's WallStreetCity.com Web site generated approximately 21 million page views for the month of March 2000. Other Web sites that provide financial programming of a less timely nature include, but are not limited to: the major Web portals, such as Yahoo, Excite, Lycos, etc.; CBS Marketwatch, which provides free real-time financial news but not free real-time market data; Edgar Online; and Go2Net's Silicon Investor. CBS Marketwatch reported a monthly average of 257 million page views and 10.8 million unique visitors for the first quarter of 2000. In the fourth quarter of 1999, Edgar Online, a provider of formatted SEC documents, had over 275,000 non-paying registered users and more than 13,000 subscribers paying more then $9.95 per month. Go2Net's Silicon Investor reported more than 250,000 active monthly members in the first quarter of 2000.

     We believe that a significant opportunity exists for a company to provide an easy to access portal for real-time financial market information, financial services and financial tools. By integrating real-time market information with the best available financial tools, content and commentary, a Web-based service can enable its audience to keep abreast of current business developments, track industry and competitive trends, make informed, timely investment decisions and manage their financial assets. We believe that by assembling a loyal base of users who actively follow business and financial news, a Web site may be able to create a targeted and demographically desirable audience that is attractive to financial and non-financial advertisers. Further, such a Web site will have a significant opportunity to sell related subscription and transaction services to such users.

THE COMPANY STRATEGY

     Develop and Maintain a Large User Base. Our primary strategy is to develop a large and loyal community of users by offering free stock quotes and other financial tools and content through the FreeRealTime.com Web site. As our user base continues to grow, we are developing a sizeable audience with demographic attributes that are attractive to advertisers.

     Maintain Web site "Stickiness" and Increase Reach. "Stickiness" refers to the amount of time a visitor spends on a Web site. The average amount of time a visitor spends on our FreeRealTime.com Web site is almost 2 1/2 hours each month according to Nielsen//NetRatings March 2000 Home Panel. This ranked

FreeRealTime.com Number 1 in the Finance Category, and Number 2 on the overall Web, according to Nielsen//NetRatings. We intend to maintain this stickiness by continuing to provide the financial content, tools and services that we believe investors desire, such as real-time market data and real-time news, portfolio management, market commentary, community message boards and by seeking to provide additional features including proprietary company research, profiles, and analysis, sophisticated stock screening and trading tools, and access to a multiple transaction services platform including the trading of equity and fixed income securities. We believe that the suite of financial products and services that we offer encourages our current registered users, as well as new users to the site who register each market day, to visit our Web site often and for long periods of time. We will begin allocating a portion of available resources to advertising our Web sites for the first time beginning in the fiscal year ended March 31, 2000, ("Fiscal 2001"), cash flow permitting, in order to increase our audience reach.

     Develop "Co-Brand," Web-Hosting and Other Marketing Programs. We continue to pursue "co-branded" contractual relationships with other high quality and high traffic Web sites, pursuant to which we produce and market a co-branded page where we share content and/or tools with the co-brand partner, and share revenues generated from these pages. Such relationships build users, site traffic and brand awareness for both parties, while also generating revenue through ad sales and fee sharing arrangements. Additionally, the number of our registered users and subscribers allows us to generate additional revenues by marketing our co-brand partners' (and other advertisers') products and services directly to a targeted base of these users and subscribers each month through e-mail marketing campaigns. For further discussion on e-mail marketing campaigns, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." Currently, we have co-brand agreements with various Web sites, including MarketGuide.com, JAGNotes.com, Telescan.com, WallstreetCity.com, INVESTools.com, Go2Net.com, IPO.com, InvestmentHouse.com and mPower.com.

     Capitalize on Attractive Audience Demographics. We believe our Web site attracts users who, as a group, are more affluent and better educated than users of many other Web sites and therefore present an attractive medium for companies that advertise and engage in commerce over the Internet. Through data gathered from users who register for real-time quotes and from periodic surveys, we have knowledge of and track user activity on our Web site so that we can provide advertisers with detailed demographic and other information that allows the advertisers to target specific groups and tailor their advertisements to our users. We believe this strategy helps attract new advertisers and increase the sales prices we receive for our ad impressions and e-mail marketing campaigns.

     Upsell User Base to Subscription Service. We also market subscription based tools and services to our community of users. To increase our subscription base we attempt to "upsell" the large community of users on our FreeRealTime.com Web site to the subscription services on our BullSession.com Web site and other subscription services. Additionally, we have entered into co-marketing agreements with various companies, such as Telescan.com, JagNotes.com and InvestmentHouse.com, wherein we market these parties' subscription services to the users on our FreeRealTime.com Web site and share in the resulting revenues.

     Provide On-Line Financial Transaction Services. We believe that our customers often use our free and subscription-based content and services as decision-making tools which create "actionable insight," leading them to enter into various transactions on-line such as the purchase or sale of equity and fixed income securities and the purchase of other financial products and services. We believe the fees realized by third parties from transactions with our customers are substantial. Accordingly, we are pursuing additional marketing alliances to direct or network our customer's transaction activity to particular third party providers in exchange for a participation in the resulting transaction fees. Although we have entered into a letter of intent with Herzog, Heine & Geduld, Inc. ("Herzog") to develop an on-line order entry portal through which we would offer order execution services to institutional investors for equity trading, in which we would share in transaction fees with Herzog. Herzog is being acquired by Merrill Lynch Pierce Fenner and Smith. The Merrill Lynch transaction creates substantial uncertainty as to whether an agreement can be reached. We have not entered into a definitive agreement with Herzog and are not certain that we ever will. We are continuing to pursue similar business arrangements with other strategic partners involving on-line transaction services. There can be no assurance that we will be able to enter into agreements for these other transaction alliances, or that if we do, we will realize a benefit from such arrangements or from arrangements for which we have definitive agreements.

PRODUCTS

  THE FREEREALTIME.COM WEB SITE

     The FreeRealTime.com Web site provides unlimited, free, real-time stock quotes, as well as business and company news, market statistics and commentary, fundamental company information and research, and free analytical tools such as charting, portfolio management and message boards. We believe that offering comprehensive business news, financial programming and analytical tools is critical to our success because the combination of these services enables us to increase audience loyalty, average usage time and repeat visits while also creating a sense of community.

     The FreeRealTime.com Web site provides stock quotes from all major U.S. stock markets (the "Exchanges"). These quotes are offered in real time for free to users. Through these stock quote pages, our audience can access other valuable information about a particular company, including stories from several news services, SEC filings and annual reports, summaries of analysts' information and research and a variety of fundamental and technical information. In addition to a wide variety of data on specific securities, including trading share and dollar volume information, bid and ask quotes and size, relative indices, stock split information and other data, the FreeRealTime.com Web site also provides information as to various market and industry indices as well as commodity, options and currency markets.

     The FreeRealTime.com Web site aggregates numerous news feeds from around the world, sorts and organizes articles according to industry, company and type of news. Our news feeds include BusinessWire, PRNewswire, Reuters, Associated Press and United Press International. Our news and market commentary partners include Comtex News, Reuters, RealtimeTraders.com, StreetAdvisor.com, Zacks Investment Research, JAGNotes.com and INVESTools.com and is updated daily.

     We believe that providing a place for our audience, financial journalists and experts in the financial world to meet and share ideas about investing will help increase our brand awareness, as well as motivate our users to return frequently to spend more time on our Web site. Additionally, because we integrate related news, market data and charts throughout our service, community members are able to form niche user groups around their specific interests, which can be targeted with relevant marketing campaigns and transaction opportunities.

  THE BULLSESSION.COM WEB SITE

     While all the programming available on FreeRealTime.com is currently free of charge, a core element of our corporate strategy includes providing subscription-based financial content and investment tools to sophisticated investors through affiliated Web sites. Our BullSession.com Web site is a subscription based service that provides a portfolio management tool featuring "streaming" real-time, ticker-tape quotes and dynamically updating stock portfolios.

     The central feature of the BullSession.com service is the sophisticated TickerTracker(TM) which allows a subscriber to monitor a custom set of portfolios consisting of stocks and indexes. Each portfolio is continuously updated with real-time trading information and subscribers can view a variety of information, including best bid and offer, last sale, trade volume, day high-low, 52 week high-low, time of last sale, price targets, and company name. TickerTracker also performs portfolio management and analytical functions, including calculating the profit/loss position on a given stock or a given portfolio. Users may also display their portfolios in a scrolling stock ticker tape format where the stock symbol and last price scroll by in a small window that can be running at the same time as other software on the subscriber's computer screen.

     BullSession.com also offers a Detailed Quotes screen, which allows users to obtain more detailed historical data such as P/E ratios and dividend and earnings information; an Exchange Statistics screen, which allows users to obtain a variety of reports on each exchange (e.g., most active, percent gainers, dollar amount gainers, etc.) and an Option Listings screen, which allows users to query detailed information about the options offered on a given security.

OTHER PRODUCTS AND SERVICES

     In addition to the extensive financial services provided through our two Web sites, we began offering free e-mail through the FreeRealTime.com Web site during Fiscal 2000. By offering free e-mail we believe we have increased our advertising base and provided another means for advertisers to target their ads. We also believe that subscribers to our free e-mail will spend more time on our Web site as they use it to check and send e-mails.

  ADVERTISING SALES ON FREEREALTIME.COM

     We are focused on providing our advertisers with a large, demographically desirable audience. We believe that our FreeRealTime.com Web site attracts users who as a group are more affluent and better educated than users of many other Web sites and therefore represent an attractive medium for companies that advertise and engage in commerce over the Internet. Advertisements are displayed on virtually every page view on the FreeRealTime.com Web site, including when a user enters the service, reviews a news story, accesses a quote or views a stock message board.

     We have entered into an agency ad sales contract with AdSmart, Inc., a company owned by CMGI, Inc., to represent our Web site to advertisers and media buyers. As a result of both AdSmart's efforts and those of our in-house ad sales force, we realized an average monthly growth rate of 14% in our ad revenues for Fiscal 2000. We are continuing to expand our in-house ad sales team, and expect that in-house ad sales will represent a growing portion of our total ad sales.

     A substantial majority of our revenue is derived from the sale of advertising and sponsorships on the FreeRealTime.com Web site. Our current advertising options on that site include:

     - Run of Site. Run of site rotations are banner advertisements that rotate on a random basis throughout the FreeRealTime.com Web site, appealing to advertisers seeking to establish general brand recognition across FreeRealTime.com's audience. Run of site rotations are typically sold in blocks of 1,000 impressions, with a minimum of 100,000 guaranteed impressions over the life of the advertising contract. FreeRealTime.com's current cost-per-thousand impressions, or CPM, rate for run of site rotations ranges from $2 to $25 depending on length of contract and number of impressions purchased.

     - Targeted Advertisements. Targeted advertisements are banner advertisements that are displayed when a user browses through specific quote or other content pages, allowing advertisers to target users based on page view interest and activity, region or country, time of day, frequency of use, Internet Service Provider, type of operating system or browser. Because every user of FreeRealTime.com is a registered member in our database, we can effectively target advertising to each individual member. Like run of site rotations, targeted advertisements are sold in blocks of 1,000 impressions. Due to the greater selectivity of the audience and because users typically spend more time on non-quote content pages than on quote pages, FreeRealTime.com's current CPM rates for targeted advertisements are generally higher than run of site rotations.

     - Sponsorships. Sponsorships allow advertisers to gain maximum exposure on the Web site by featuring "buttons" and "boxes" on certain pages. For example, the online brokerage services of Datek and Ameritrade have had advertisements placed in fixed positions within our Web site allowing users to move directly to the advertiser's site and establish an account or place an order. We offer sponsorship opportunities throughout our entire site. Sponsorships usually involve a fixed monthly fee over the life of the contract and may include other advertising components such as general rotation or targeted banner advertisements.

     - E-mail Marketing Campaigns. E-mail marketing campaigns are a more targeted means of advertising to a particular type of audience. We sell two types of e-mail marketing campaigns: "direct" and "sponsored." Direct e-mail campaigns are full e-mail ads by advertisers, whereas a sponsored e-mail is a FreeRealTime.com content piece with a brief sponsorship by the advertiser noted on the e-mail. Direct e-mail campaigns command as much as $100-$200 CPM, and sponsored e-mail campaigns command as much as $20-$30 CPM. We introduced our e-mail marketing campaign during the third quarter of Fiscal 2000 and relied primarily on the third party representative firm, INVESTools, Inc., to sell the substantial majority of our e-mail campaigns. We did expand our in-house ad sales force during and subsequent to Fiscal 2000 in an effort to sell an increased percentage of our total ad sales directly to advertisers, including e-mail marketing campaigns.

     Our advertisers have been from the technology, financial services, retail, banking and other industries.

MARKETING AND DISTRIBUTION

     We are seeking to establish the FreeRealTime.com brand as one of the Web's leading providers of free real time market data, financial content and tools, and subscription and transaction services. Despite the lack of capital resources to fund a media-based advertising campaign, we experienced substantial growth during Fiscal 2000 in the number of users, subscribers and page views on our Web sites. The substantial increase in the number of users on the FreeRealTime.com Web site was primarily due to a higher level of awareness of our Web sites by users of the Internet, which we believe is a result of user referrals, the appearance of our Web sites in the query lists of "search portal" Web sites, favorable publicity received for both FreeRealTime.com and BullSession.com, and user traffic from our web-hosting and co-branding relationships. Due to limited capital resources we did not expend material amounts on advertising of our Web sites during Fiscal 2000. Upon the availability of capital resources, we intend to increase advertising and marketing expenditures to continue to build brand awareness, users and traffic on our Web sites.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     The data center and network operations for our Web sites are currently outsourced to third party "co-location" firms, Exodus Communications, Inc. and Quest Internet Solutions, Inc., which operate data centers for us in three locations: Jersey City, New Jersey, Irvine, California and Sterling, Virginia. FreeRealTime.com utilizes multiple Web servers running Sun Microsystems Solaris
2.8 operating system and Apache Web Server. Internet access is maintained by Exodus through multiple OC3 connections with four different tier one backbone providers. The systems running the Web site are powered by multiple uninterruptible power supplies backed up with multiple diesel power generators. Full site redundancy is handled by Cisco's Global Director and multiple Cisco Local Directors.

     All of our market data serving software was created by and is owned by FreeRealTime.com. We are expanding our internal development group to create new, and enhance existing, services, tools and features. We also utilize third party technology for certain sections of our site, for example Telescan, Inc. currently provides our charting capability.

     We obtain most of the information on our Web sites from suppliers of market data and financial programming. Key contractual supply relationships include quote and market data from the U.S. stock exchanges, datafeed services from S&P Comstock, and news programming from Comtex and Reuters. We depend on these information providers to provide information and data feeds on a timely basis. Our contracts with our datafeed and news programming suppliers generally provide for fixed monthly charges for these services, whereas our contracts with the stock exchanges generally provide for payments based on the volume of traffic on our Web sites, as determined by the number of users or volume of real-time quotes. The rapid growth in traffic on our Web sites has caused our expenses for services from these suppliers at times to grow faster than the availability of cash from revenues and internal operations or from external capital contributions. During Fiscal 2000, certain of these data and operations costs decreased substantially on a per-page view basis. In the first quarter of Fiscal 2000, the NASDAQ reduced its market data fees by approximately 50%, and the New York and American Stock Exchanges announced significant fee reductions in the third quarter of Fiscal 2000. Additionally, we renegotiated and amended our datafeed and co-location provider contracts with S&P Comstock and Exodus Communications, respectively, to result in significant reductions in our per-page view costs for these services. Despite these declines in our unit costs, we anticipate that these costs will continue to increase over the foreseeable future as we realize growth in the users and page views on our Web sites. As of the date hereof, we believe we have satisfactory relationships with all our suppliers of market data and financial programming, although we have an outstanding issue with the American Stock Exchange concerning the amount of past due obligations which we are currently in discussions to resolve. For a discussion, see "Risk Factors -- Need to Maintain and Renew Key Supplier Relationships" and "Management's Discussion and Analysis -- Cost of Revenues."

     Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. These are exacerbated by the recent growth of the Web and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features, and reliability of our services. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes.

INTELLECTUAL PROPERTY

     We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect our intellectual property. We typically enter into confidentiality agreements with our employees and consultants to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the content on our Web site or our other intellectual property without authorization. There can be no assurance that these precautions will prevent misappropriation or infringement of our intellectual property.

     We also license certain data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software or content infringes any person's proprietary rights. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms if at all.

GOVERNMENT REGULATIONS

     There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet Service Providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect our business.

RESEARCH AND DEVELOPMENT

     For Fiscal 2000, we spent $357,000 on product development. Our primary focus has been software and system development. For a more detailed discussion see "Management's Discussion and Analysis -- Operating Expenses -- Product Development."

EMPLOYEES AND CONSULTANTS

     As of June 15, 2000, there were 59 personnel dedicated to our business, 20 of whom worked in product and content development, 7 in sales and marketing, 2 in business development, 3 in transaction services, 1 in corporate development, 7 in customer support, 3 in accounting, 2 in legal and 14 in management, operations and administration. We have never had a work stoppage and we consider our employee relations to be good.

     We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. None of our personnel is bound by an employment agreement that prevents such person from terminating his or her relationship at any time for any reason, although we have strategic employment agreements with certain employees who have been incentivized to continue their employment for a particular period of time. Competition for qualified personnel is intense, particularly in the Irvine, California area, where our headquarters are located. At times we have experienced difficulties in attracting new personnel. There can be no assurance that we will successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

REPORTS TO SECURITY HOLDERS

     We are subject to the informational requirements of the Securities Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, we file reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information can be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at http://www.sec.gov that contains reports, proxy statements and other information filed electronically by us.

RISK FACTORS

  RISKS RELATED TO THE BUSINESS

     Limited Operating History. The FreeRealTime.com and BullSession.com Web sites are at an early stage of development, as they did not begin significant operations until February 1998. Accordingly, we have a limited history upon which an evaluation of our prospects can be made. Our stockholders must consider the risk, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including Web-based financial information companies. There can be no assurance that we will be able to achieve profitable operations.

     Historical Losses; Anticipated Losses. Since inception, we have incurred significant operating losses, and as of March 31, 2000 had an accumulated deficit of approximately $7.2 million. To the extent we are successful in raising additional capital, we expect to significantly increase our operating expenses to expand our media-based and subscription and transaction based operations, including in the areas of sales and marketing, software development and web operations, customer support, accounting, and administrative support. We also expect to significantly increase our level of capital expenditures to further develop and maintain our content, back-end systems, and overall market position. Such increases in operating expense levels and capital expenditures will adversely affect operating results and we believe that we may incur substantial losses for the foreseeable future. In Fiscal 2000, we achieved significant increases in revenue, gross profit, registered users, page views and subscribers, as well as substantial improvement in our gross margin percentages over the prior year. In addition, we achieved significant improvement in our loss per share for the fourth quarter of Fiscal 2000 over the same period in the prior year. Although we enjoyed marked increases and improvement in certain financial results over the prior year, there can be no assurance that we will continue to realize similar performance in the future, nor that we will achieve improved loss per share results in the future.

     Fluctuations in Operating Results. As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to accurately predict our revenues. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include: (i) the level of traffic on the FreeRealTime.com and BullSession.com Web sites, (ii) the level of use of the Internet and on-line services and increasing consumer acceptance of the Internet as a medium for commerce, (iii) the demand for advertising on our Web sites and on the Internet generally, (iv) our ability to enter into, renegotiate or renew key contractual arrangements, (v) our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner,
(vi) the announcement or introduction of new sites, services and products by us and our competitors, (vii) fees for data feed and distribution of content or other costs we may incur as we expand our operations, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (x) governmental regulation, and (xi) general economic conditions and economic conditions specific to the Internet and on-line commerce.

Due to the foregoing factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially adversely affected.

     Need to Maintain and Renew Key Supplier Relationships. We depend on maintaining good relationships with our suppliers of market data and financial programming. We believe that we are currently in good standing with all of our suppliers. Key contractual supply relationships include quote and market data from the various Exchanges, data feed services from S&P Comstock, news programming from Comtex and Reuters, and co-location and communication services from Exodus Communications. We depend on these information providers to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. The rapid growth in traffic on our Web sites has at times caused our expenses for services from these suppliers to grow faster than the availability of cash from revenues and internal operations or from external capital contributions. As of March 31, 2000, we had significant accrued and past due liabilities payable to some of these suppliers, which are reflected in our negative working capital balance. The loss of certain of these supply relationships, especially those with the stock exchanges, could have a material adverse effect on our business. We have a long standing relationship with the American Stock Exchange but have an outstanding issue concerning the amount of past due obligations which we are currently in discussions to resolve. We believe that we have accrued the proper amount pertaining to these obligations. However, this issue may give rise to a contingent obligation that we believe will not exceed an additional $300,000 above and beyond what has already been accrued in our financial statements.

     Intense Competition for Web-Based Business and Financial Content. Many Web sites compete for consumers' and advertisers' attention and spending, particularly in the on-line financial services area. Our current competitors include (i) publishers and distributors of traditional media, including television, radio and print, such as CNN, CNBC, and The Wall Street Journal;
(ii) general purpose consumer online services such as America Online and Microsoft Network; (iii) online services or Web sites targeted to business, finance and investing needs, such as MarketWatch.com, The Wall Street Journal Interactive Edition, TheStreet.com and certain of the online brokerage firms, including Schwab.com and E*TRADE; (iv) providers of terminal-based financial news and data, such as Bloomberg Business News, Reuters News Service, Dow Jones Markets and Bridge News Service; and (v) other online financial service providers such as Fool.com, Yahoo!Finance, Raging Bull, Silicon Investor and Wall Street City.

     We believe that the principal competitive factors in our market are simplicity, brand recognition, product selection, personalized services, convenience, price, accessibility, customer service, quality of editorial and other site content and reliability and speed of fulfillment. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than us. Increased competition may result in reduced gross margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against current and future competitors.

     We expect that competition in the on-line financial services market will intensify in the future. For example, as various market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Risks of Developing New and Enhanced Services and Features for Our Web Sites. We intend to introduce on our Web sites additional or enhanced content, tools and services in the future in order to retain our current users and attract new users. In particular, we are currently attempting to establish the means whereby we can distribute online private placements and public offering of equity securities and fixed income securities. There can be no assurance that we will receive the appropriate regulatory and other approvals to operate this service or any other proposed new services.

     Need to Establish and Maintain Strategic Relationships With Other
Sites. We depend on establishing and maintaining licensing, co-brand and revenue sharing relationships with high-traffic Web sites. Currently, such relationships do not account for a significant portion of our traffic or revenues. However, increasing the number of these relationships is a key element of our strategic plan.

     We may not be able to enter into such relationships on commercially reasonable terms or at all, and even if we enter into relationships with these Web sites, we may not realize additional users or revenues from these relationships. Our business could be adversely affected if we does not establish and maintain additional strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our Web sites or additional revenues.

     Dependence on Obtaining Real Time Stock Quotes. Our business is dependent on providing our users with free real-time stock quotes which represent a majority of our monthly page views. In order to provide our users with free real-time stock quotes, we have entered into license agreements with NASDAQ, the New York Stock Exchange and the American Stock Exchange whereby these exchanges provide us with real-time stock quotes. We are dependent on receiving this licensed data. Under the terms of each of these license agreements, each of the exchanges may terminate such license agreement at any time, without penalty. As a result, we face risks associated with maintaining these license agreements.

     Possible Need for Additional Financing. We may require additional financing. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our business plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing, or that such financing will be on favorable or acceptable terms. We do not have any commitments for additional financing. Our ability to obtain additional capital will be dependent on market conditions, the national economy and others factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures could be significantly limited. The failure to secure necessary financing could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Dependence on the Internet. Our ability to derive revenues from advertising, subscription, and transaction based services is substantially dependent upon continued growth in the use of the Internet and the infrastructure for providing Internet access and carrying Internet traffic. There can be no assurance that the necessary infrastructure, such as a reliable network backbone, or complementary products will be developed or that the Internet will prove to be a viable commercial marketplace. To the extent that the Internet continues to experience significant growth in the level of use and the number of users, there can be no assurance that the infrastructure will continue to be able to support the demands placed upon it by such potential growth. In addition, delays in the development or adoption of new standards or protocols required to handle levels of Internet activity, or increased governmental regulation may restrict the growth of the Internet. Critical issues concerning the commercial use of the Internet, including but not limited to, security, reliability, cost, ease of use and access, and quality of service, remain unresolved and may impact the growth of Internet use. If the necessary infrastructure or complementary products and services are not developed or if the Internet does not become a viable commercial marketplace, the business, our operating results and financial condition could be materially adversely affected.

     Developing Market; Uncertain Acceptance of the Internet as Medium for Commerce. The market for our services has only recently begun to develop and is rapidly evolving. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty and risk. Moreover, since the market for our services is new and evolving, it is difficult to predict the size of this market and the future growth rate, if any. The success of our services will be substantially dependent upon the widespread acceptance and use of the Internet as a medium for accomplishing financial transactions by a broad base of consumers. Rapid growth in the use of the Internet is a recent phenomenon. There can be no assurance that there will be broad acceptance of the Internet as an effective medium for accomplishing financial transactions by consumers. If our on-line services do not achieve market acceptance or if the Internet does not become a viable marketplace, our business, results of operations and financial condition would be materially adversely affected.

     Risks Associated with Brand Development. We believe that establishing and maintaining the FreeRealTime.com and BullSession.com brands is a critical aspect of our efforts to attract and expand our audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the FreeRealTime.com and BullSession.com brands will depend largely on our success in providing high-quality products and services and in designing and implementing effective media promotions, which success cannot be assured. In order to attract and retain Internet users and to promote and maintain brand recognition such as the FreeRealTime.com and BullSession.com brands in response to competitive pressures, we believe it is necessary to substantially increase our financial commitment to creating and maintaining a distinct brand loyalty among consumers. If we are unable to provide high-quality products and services, design and implement effective media promotions or otherwise fail to promote and maintain our brands, or if we incur excessive expenses in an attempt to improve our products and services or promote and maintain our brands, our business, operating results and financial condition would be materially adversely affected.

  RISKS RELATED TO ADVERTISING

     Advertising Based Business Model. We expect to derive the majority of our revenues in the foreseeable future from advertising. No standards have been widely accepted to measure the effectiveness of Web advertising. If such standards do not develop, existing advertisers may not continue their current levels of Web advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web, and advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Our business would be adversely affected if the market for Web advertising fails to develop or develops more slowly than expected.

     Inability to Track and Measure the Delivery of Advertisements. It is important to advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on a third party, namely AdForce, who is contracted through our ad sales firm, AdSmart, to provide a majority of these measurement and ad-serving services. If AdForce is unable to provide these services in the future, we will be required to perform them ourselves or obtain them from another provider. If we are unable to provide these services to our advertisers, advertisers may cease to advertise on our Web sites or reduce the amount they are willing to pay for such advertising.

     Reliance on Third Party Advertising Sales Force. We have a small internal sales force consisting of 4 members. We are attempting to expand our internal sales force by hiring additional members. The success of our internal sales effort is subject to various risks, including competition in hiring and retaining sales personnel and the length of time required for a new hire to become productive. For the foreseeable future we expect to rely on third parties to sell a majority of the advertisements on the FreeRealTime.com Web site. Our business would be adversely affected if our third party sales force fails to attract advertisements to the our FreeRealTime.com Web site or if we are unable to renew our advertising contracts with our third party sales force.

  RISKS RELATED TO OUR INDUSTRY

     Government Regulations and Legal Uncertainties. We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. It is possible, however, that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which in turn, could decrease the demand for our services and increase our cost of doing business or otherwise have an material adverse effect on our business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet or other on-line services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet or other on-line services could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Storage of Personal Information About our Users. We have a non-disclosure policy which states that we will not willfully disclose any individually identifiable information about any user to a third party without the user's consent. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability for misuses of personal information or for misappropriation of funds. These claims could result in litigation. In addition, the Federal Trade Commission and other states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if they chose to investigate our privacy practices.

     Liability for Information Displayed on our Web Sites. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information published on our Web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based on the content that is accessible from our Web site through links to other Web sites. Our insurance may not adequately protect us against any of these types of claims.

     Intellectual Property and Proprietary Rights. Our success is substantially dependent upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures to protect our proprietary rights. Much of our proprietary information may not be patentable, and we do not currently possess any patents. There can be no assurance that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantage or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our products or design around patents issued to us or other of our intellectual property rights.

     There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by us with respect to current or future products, trademarks or other proprietary rights, that we will counterclaim against any such parties in such actions or that if we make claims against third parties with respect thereto, that any such party will not counterclaim against us in such action. Any such claims or counterclaims could be time-consuming and result in costly litigation, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

     Rapid Technological Change. The Internet and on-line commerce industries are characterized by rapid technological change, changing market conditions and customer demands and the emergence of new industry standards and practices that could render our existing Web sites and proprietary technology obsolete. Our future success will substantially depend on our ability to enhance our existing services, develop new services and proprietary technology and respond to technological advances in a timely and cost-effective manner. The development of Web sites and other proprietary technology entails significant technical and business risk. There can be no assurance that we will be successful in developing and using new technologies or adapting our proprietary technology and systems to meet emerging industry standards and customer requirements. If we are unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, prospects, results of operations and financial condition would be materially adversely affected.

     Risk of System Failure. Our success is substantially dependent upon our ability to deliver high quality, uninterrupted Internet hosting, which requires that we protect our computer equipment and the information stored in our servers. Our systems are vulnerable to damage by fire, natural disaster, power loss, telecommuni-cation failures, unauthorized intrusion and other catastrophic events. Any substantial interruption in our systems would have a material adverse effect on our business, prospects, financial condition and results of operations. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate for the losses that may occur. In addition, our systems may be vulnerable to computer viruses, physical or electronic break-ins and other similar disruptive events. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of our services. The occurrence of any of these risks could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Possible Volatility of Stock Price. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in our quarterly operating results, announcements of technological innovations, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and on-line commerce industries, changes in the market valuations of other Internet or on-line service companies, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of our common stock in the open market and other events or factors, many of which are beyond our control. Further, the stock markets in general, the Nasdaq National and Small Cap Markets, the OTC Bulletin Board and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect valuations substantially above historical levels. There can be no assurance that these trading prices and valuations will be sustained. These broad market and industry factors may materially adversely affect the market price of the Common Stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, prospects, results of operations and financial condition.

     Potential Anti-Takeover Effects of Charter and Bylaws. Our Charter and Bylaws contain provisions relating to issuance of preferred stock, special meetings of shareholders and amendment of Bylaws that could have the effect of delaying, deferring or preventing an unsolicited change in control.

     Lack of Dividends. We have not declared or paid any dividends with respect to our Common Stock. We do not anticipate paying any dividends in the foreseeable future.

ITEM 2.  PROPERTIES

     Our principal administrative, marketing, and management facilities are located in approximately 3,800 square feet of office space in Irvine, California. We lease our Irvine, California facility under a noncancelable operating lease that expires on November 30, 2000. Our research and development facilities are located in approximately 1,900 square feet of office space in Calgary, Alberta, Canada. We lease this facility under a cancelable operating lease which expires on December 31, 2004. We do not currently intend to renew our Irvine, California lease, but intend to relocate our Irvine facility to a larger facility in Aliso Viejo, California. We will incur additional costs related to the relocation of the Irvine facility and may have to pay rent on two leases for a period of time.

     All of our communications, network, and server infrastructure are currently hosted in the Exodus Communications' and Quest data centers in Jersey City, New Jersey, Irvine, California, and Sterling, Virginia. Any system failure at these locations could lead to interruptions, delays, or cessations in service to our members, which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock has been quoted and traded in the over-the-counter market on the Nasdaq Over-the-Counter Bulletin Board system under the symbol "FRTI" since September 1998. The following table indicates high and low bid and asked quotations for our Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

                                                      FISCAL 2000        FISCAL 1999
                                                    ---------------    ---------------
QUARTER                                              HIGH      LOW      HIGH      LOW
-------                                             ------    -----    ------    -----
Quarter One.......................................  10.125    6.625
Quarter Two(1)....................................  10.125    5.000     7.188    5.938
Quarter Three.....................................   8.625    4.750     9.500    4.000
Quarter Four......................................  14.250    5.875    20.000    4.750

---------------
(1) There were no quotations for our common stock prior to September 21, 1998 and the information for the second quarter of Fiscal 1999 represents data for the period from September 21 through September 30 only.

     As of June 15, 2000, there were approximately 74 holders of record of our Common Stock. We have not declared any dividends and do not intend to declare any dividends in the foreseeable future.

     During Fiscal 2000, we completed two private equity financings in which we sold an aggregate of 1,019,200 shares of common stock and stock purchase warrants to purchase 182,500 shares of common stock, for total proceeds of $4,913,500 (less stock issuance costs of $522,000). For a more detailed discussion see "Market for Common Equity and Related Stockholder
Matters -- Recent Sales of Unregistered Securities." Concurrent with the second private equity financing in September 1999, we entered into a strategic co-marketing and cross-licensing agreement with Telescan, Inc. covering certain of each other's Web-based products and services. Telescan purchased $3,000,000 of the shares of Common Stock sold in the private equity financing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to, and should be read in conjunction with the financial statements of FreeRealTime.com, Inc. and the notes thereto included elsewhere in this Form 10-KSB, as well as the discussion hereunder "Management's Discussion and Analysis or Plan of Operation", also included elsewhere in this Form 10-KSB. The selected statement of operations data for the years-ended March 31, 2000 and March 31, 1999 has been derived from the financial statements of FreeRealTime.com, Inc. and FIFC-Alberta respectively, as audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-KSB.

  STATEMENT OF OPERATIONS DATA:

                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------
                                                                  2000               1999
                                                              -------------      -------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                      PER SHARE DATA)
REVENUES
Advertising Revenue.........................................    $   4,751          $     631
Web-Host/Co-Brand Revenue...................................          659                179
Subscription Revenue........................................        1,788                586
                                                                ---------
          TOTAL REVENUES....................................        7,198              1,396
                                                                ---------          ---------
Cost of Revenues Market Data................................        3,586              1,896
  Co-location and Communications............................        1,815                588
  Programming...............................................          106                 54
  Other.....................................................            0                 29
                                                                ---------          ---------
  Total Cost of Revenues....................................        5,507              2,567
          Gross Profit/(Loss)...............................        1,691             (1,171)
General, Administrative, Selling and Development Expenses
  Sales and Marketing.......................................        1,525                404
  General and Administrative................................        2,835                552
  Product Development.......................................          357                 60
  Non Cash Charges -- Stock Option Grants...................        1,425                316
                                                                ---------
Total General, Administrative, Selling and Development
  Expenses..................................................        6,142              1,332
Interest Income/(Expense)...................................           71                (18)
                                                                ---------          ---------
  Loss before income tax provision/benefit..................    $  (4,380)         $  (2,521)
Income tax provision/benefit................................            0                  0
                                                                ---------          ---------
          NET LOSS..........................................    $  (4,380)         $  (2,521)
                                                                ---------          ---------
Net Loss per share:
  Basic and diluted.........................................         (.69)              (.45)
  Shares used to compute basic and diluted net loss per
     share..................................................    6,392,543          5,601,073

                                                                AS OF           AS OF
                                                            MARCH 31,2000   MARCH 31,1999
                                                            -------------   -------------
BALANCE SHEET DATA:
Cash and cash equivalents.................................   $    2,501      $      493
Working capital (deficit).................................         (987)         (1,676)
Total assets..............................................        5,606           1,132
Total stockholders equity (deficit).......................          195          (1,461)

OVERVIEW

     During the fiscal year commencing April 1, 1999 and ending March 31, 2000 ("Fiscal 2000"), our operating activities consisted largely of further development and enhancement of our FreeRealTime.com and BullSession.com Web sites, along with the back-end systems and infrastructure necessary to support significant increases in user traffic on both of these sites as compared to the prior year. We have incurred substantial costs to date in creating and developing our Web sites and back-end systems. These costs include significant purchases of computer hardware and software, the hiring of software developers, technical support personnel, and the engagement of technical consultants. During Fiscal 2000, we incurred significant payroll and consulting costs with the hiring of key members of executive management, sales and marketing staff, accounting personnel, customer support personnel, administrative personnel, and by engaging key strategic consultants. Our spending has been focused on adding compelling content to FreeRealTime.com, enhancing the performance of our Web sites, building the organization in all areas, and developing brand awareness. As a result, we have incurred significant net losses in each quarter since inception and again in Fiscal 2000. We expect these net losses, as well as negative cash flow from operations, to continue for the foreseeable future as we plan to substantially increase our operating and capital expenditures in order to continue building site traffic and brand awareness. In Fiscal 2000, we achieved significant increases in revenue, gross profit, registered users, page views, and subscribers, as well as substantial improvement in our gross margin percentages over the prior year. In addition, we achieved significant improvement in our loss per share for the fourth quarter of Fiscal 2000 over the same period in the prior year. Although we enjoyed marked increases and improvement in certain financial results over the prior year, there can be no assurance that we will continue to realize similar growth in the future, nor that we will achieve improved loss per share results in the future.

     Our current sources of revenue with respect to the FreeRealTime.com Web site include advertising sales, e-mail marketing revenues, web-hosting fees, and co-branded advertising and subscription revenues. For BullSession.com, our source of revenue is from the sale of subscriptions.

     Our management efforts and strategies are oriented to enhancing our existing revenues, as well as developing new revenue opportunities. These efforts include (i) continually improving our Web sites so that they exhibit more robust functionality, additional content, and greater ease-of-use, (ii) building our in-house direct ad sales force to increase revenues, (iii) pursuing higher prices, CPM, for our ad impressions through greater use of user "targeting" ad serving technology and the addition of non-quote content pages, and (iv) focusing on additional revenue sources including the sale of access to our registered user base for advertisers through targeted e-mail marketing campaigns, new co-branding alliances with other Web sites which involves content and revenue sharing, adding new subscription-based products and services, and pursuing opportunities to share in revenues generated from other on-line transactions. We also have strategies to drive growth in our subscriber base, and thereby increase our subscription fees, by enhancing our BullSession.com service and adding new subscription-based tools and content services. Apart from our efforts to grow our revenues, we believe that our costs per page view on FreeRealTime.com should continue to decline over time due to declining costs in programming, datafeed and other services from our suppliers as well as from the effect of spreading certain fixed costs over greater page view traffic. Though we expect to continue incurring net losses for the foreseeable future, we plan to continue to execute on these and other measures which are designed with an objective of achieving profitable operations, although we cannot give any assurances as to achieving this objective.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1999

     REVENUES

     For Fiscal 2000, total net revenue amounted to $7,198,000 (a 416% increase over the prior year total net revenue of $1,396,000) and consisted primarily of the sale of on-line banner ads and sponsorships on FreeRealTime.com (collectively 66% of total revenue, versus 45% in the prior year) and subscriptions sold on

BullSession.com (25% of total revenue, versus 42% in the prior year). Additional net revenue was derived from Web-Hosting and Co-Branding ventures (9% of total revenue, versus 13% in the prior year).

     Revenue from advertising on FreeRealTime.com. Total advertising revenue for Fiscal 2000 was $4,751,000, as compared to $631,000 in the prior year, reflecting growth of 653%. This growth was primarily due to the substantial increase in the number of users, page views, and ad impressions on the FreeRealTime.com Web site during the fiscal year, as well as from the sale of e-mail marketing campaigns to advertisers during the fiscal year. The substantial increase in the number of users on the site was primarily due to a higher level of awareness of our Web sites by users of the Internet, which we believe is a result of user referrals, the appearance of our Web sites in the query lists of "search portal" Web sites, favorable publicity received for both FreeRealTime.com and BullSession.com, and user traffic from our web-hosting and co-branding relationships. Due to limited capital resources we did not expend material amounts on advertising of our Web sites during Fiscal 2000.

     The ad revenue that we generate as a user views a page on our Web site is a function of the number of ad impressions on that page and the price, CPM, at which we sold the ad impression to an advertiser. An "ad impression" is an advertisement that is displayed on a page view. We can have multiple impressions on a single page view. Our average gross ad CPM increased to approximately $2.35 per page view during the fiscal year, an increase of 96% from $1.20 CPM in the prior year. We are continually making efforts to increase our CPM. We believe that if we are successful in developing new content, enhancing existing quote and non-quote content pages, and building our in-house ad sales force, then our average CPM is likely to increase, although there can be no assurance that we will be successful in realizing an increase in CPM or that advertisers will continue to purchase ad space on the Internet, including on FreeRealTime.com, at similar levels or on the same terms as they have in the past. We recognize revenue from the sale of banner advertisements as the ad impression is served or displayed. We recognize revenue from the sale of sponsorships over the period in which the sponsorship advertisement is served or displayed. In both cases, revenue is recognized only after there exists no further obligations on the part of the advertiser or FreeRealTime.com, Inc. We also began selling e-mail marketing campaigns to advertisers during the third quarter of Fiscal 2000. These campaigns are a more targeted means of advertising to a particular type of audience that an advertiser is trying to reach. There are two types of e-mail marketing campaigns that we sell: "direct" and "sponsored." Direct e-mail campaigns are full e-mail ads by advertisers, whereas a sponsored e-mail is a FreeRealTime.com content piece with a brief sponsorship by the advertiser noted at the bottom of the e-mail. Direct e-mail campaigns command as much as $100-$200 CPM, and sponsored e-mail campaigns command as much as $20-$30 CPM. Total e-mail marketing revenues were $323,000 in Fiscal 2000, as compared to $-0- in the prior year, and represented 7% of total advertising revenue. During Fiscal 2000 we relied primarily on third party ad sales firms and networks to sell the substantial majority of our ad impressions and e-mail campaigns. We did expand our in-house ad sales force during and subsequent to Fiscal 2000 and began to supplement the sales efforts of these ad sales networks. We record an appropriate allowance against potentially uncollectible accounts and/or write-off certain receivables as bad debts if they are deemed uncollectible. Our obligations typically include guarantees of a minimum number of ad impressions or e-mail opportunities to the advertiser. To the extent minimum guaranteed ad impressions or e-mail opportunities are not met, we have no contractual obligation to the advertiser to compensate them for un-filled ad impressions or e-mail opportunities, nor does the advertiser have an obligation to pay for those un-filled ad impressions or e-mail opportunities. We defer revenue recognition with respect to un-filled ad impressions and e-mail campaigns until they are filled, if at all. If we were paid for un-filled impressions or campaign, we would either return such payment to the advertiser or issue credit to the advertiser against future impressions or campaigns.

     Revenue From Subscriptions Sold on Bullsession.Com. For Fiscal 2000, we experienced growth over the prior year in both the number of subscribers to BullSession.com and total subscription revenue. Total subscription revenue for this period was $1,788,000 as compared to $586,000 for the prior year, representing growth of 205%. Total subscribers to BullSession.com numbered 5,200 at the end of Fiscal 2000, as compared to 3,500 at the end of the prior year, representing growth of 49%. This growth in the number of subscribers and subscription revenue was primarily attributable to increased marketing efforts and favorable publicity received for both FreeRealTime.com and BullSession.com. Because we regularly advertise BullSession.com on our

FreeRealTime.com Web site, we believe the increased traffic on the FreeRealTime.com site has contributed to the increase in subscribers on BullSession.com.

     Subscribers to our BullSession.com service generally use a credit card to purchase the service on either a monthly, quarterly or annual basis. We recognize subscription revenue on a monthly basis for the month in which the service is delivered. Any amounts prepaid for a quarterly or annual subscription are recorded as deferred revenue and amortized to revenue over the period the service is rendered. Monthly prices for the subscription service range from $26 to $50, depending on the level of services.

     Revenues From Web-Hosting and Co-Branding Ventures. For Fiscal 2000, total revenues from these web-hosting and co-branding ventures amounted to $659,000, as compared to $179,000 in the prior year, reflecting growth of 268%. Our Web-hosting relationships with Infospace.com and Zacks.com. amounted to $553,000 of this amount, or 84%. Pursuant to agreements that will expire, if not renewed, during Fiscal 2001, we receive a monthly fee to host Web traffic for Infospace.com and Zacks.com by registering their users and providing them access to our market data and financial content on FreeRealTime.com. Co-branding relationships with Go2Net's SiliconInvestor.com, BigCharts.com, Marketguide.com, WWQuote.com, Amazon.com, and IPO.com resulted in $106,000 in total revenue for Fiscal 2000, primarily reflecting our share of net advertising revenue generated from the sale of ad impressions on co-branded pages. Under co-branding arrangements, we either provide content to or receive content from a third party Web site and arrange such content on a page, which may be on either our or the co-brand partner's Web site, with brand identification for both parties. Typically one of the parties is responsible for selling ad impressions on these page views and both parties share, on a negotiated basis, the ad revenue generated on the co-branded page views. Subsequent to the end of Fiscal 2000, we have entered into new co-branding contracts and we expect that co-branded ad revenues will represent a material portion of our revenue in future periods.

     COST OF REVENUES

     Cost of revenues include the following expenditures: payments to the stock exchanges for real-time market data, costs for data center operations incurred with a third party "co-location" provider, datafeed, programming and other content costs, and other costs. Cost of revenues for Fiscal 2000 amounted to $5,507,000, or 77% of revenues, representing an increase of 115% over the prior year in which cost of revenues amounted to $2,567,000 for Fiscal 1999, or 184% of revenues. As such, we achieved a positive gross margin for Fiscal 2000 of 23%, as compared to a negative gross margin of 84% in the prior year. Stock exchange fees represented the majority of these costs and amounted to $3,586,000, or 65%, of total cost of revenues in Fiscal 2000, as compared to $1,896,000, or 74%, of total cost of revenues in the prior year. This improvement in our gross margin, as well as the reduction in the percentage of total cost of sales attributable to stock exchange fees, is primarily the result of significant reductions during Fiscal 2000 in the exchange fees charged for real time market data by the Nasdaq, and the New York and American Stock Exchanges. In addition, during Fiscal 2000 we renegotiated and amended our datafeed and co-location provider contracts to result in significant reductions in our per-page view costs for these services. Despite these declines in our unit costs, we anticipate that total cost of revenues will continue to increase over the foreseeable future as we realize growth in users and page views on our Web sites. Prior to the renegotiation of the datafeed contract, we paid fees on a "per user" basis to the datafeed provider and following the renegotiation, we currently pay a fixed monthly charge regardless of the number of monthly users and page views. The change to a fixed fee has resulted in approximately a 90% reduction in our per page-view datafeed costs for the month of March 2000 as compared to the month of March 1999. The Company should continue to enjoy greater cost savings as a result of economies of scale associated with anticipated growth in user traffic.

     Co-location fees are paid to a provider of facilities for our active computer servers which support both our FreeRealTime.com and BullSession.com Web sites. These fees are fixed based on the number of servers installed. Communications fees are paid to this same provider and are paid for connection and transmission to and from the Internet for both Web sites. These fees include a fixed and variable charge. The fixed charge is based on the number of and types of internet connections. The variable charge pertains to the bandwidth or "size" of transmission, and has been effectively reduced from $1,300 per megabit immediately prior to the renegotiation to $700 per megabit immediately following the renegotiation. The Company currently utilizes a total of approximately 150 to 200 megabits of bandwidth, but this number can change on a daily basis.

     OPERATING EXPENSES

     Sales and Marketing. Sales and Marketing expense for the twelve months ended March 31, 2000 totaled $1,525,000 (21% of revenues), as compared to $404,000 (29% of revenues) for Fiscal 1999, and primarily reflected advertising commissions paid to third party ad sales firms and networks that represented the FreeRealTime.com Web site to advertisers and media buyers, amounts paid to a marketing consulting firm engaged to manage our advertising sales function for a portion of the year, and compensation to sales and marketing personnel responsible for selling banner ads, buttons, and sponsorships and managing ad serving and collateral production for FreeRealTime.com. Subject to the availability of sufficient funds, we plan to hire additional sales and marketing personnel, and to implement new marketing programs during Fiscal 2001. As such, we anticipate that total sales and marketing expense will increase over the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the timing of the addition of new sales and marketing personnel and on new marketing initiatives.

     General and Administrative. General and administrative expense totaled $2,835,000, (39% of revenues), for Fiscal 2000 as compared to $552,000 (40% of revenues) for Fiscal 1998, representing growth of approximately 414%. General and administrative expense consists primarily of compensation and benefits for various administrative and technical personnel, fees for independent consultants providing management advisory and investor relations services, occupancy costs, legal and accounting fees, depreciation, insurance, telecommunications costs, provision for uncollectible amounts, and other overhead costs. We plan to hire additional personnel in all areas of the organization including web site operations, technical support, legal, accounting, and administrative support during Fiscal 2001. As such, we anticipate that general and administrative expenses will increase over the foreseeable future; however, general and administrative expense as a percentage of net revenues may fluctuate depending on the timing of the addition of these new personnel and of future expenditures in general and administrative related activities.

     Product Development. Product development expense primarily consists of compensation and benefits for software developers, project managers, and quality assurance personnel, as well as fees paid to third party developers and systems consultants. These individuals are located primarily in Calgary, Alberta. Total Product Development expense for Fiscal 2000 was $357,000 (5% of revenues) as compared to $60,000 (4% of revenues) for Fiscal 1999, representing 495% growth. This primarily reflects cash compensation paid to these individuals for the period. In addition, certain of these employees have received non-cash compensation in the form of stock option grants. Such non-cash compensation is reflected in our financial statements as unearned compensation and is amortized as an expense to the company as described below under "Non Cash Charges-Stock Option Grants". We employ a technical staff that includes a Director of Software Development, a Product Architect, an Information Architect, two Senior Project Managers, several developers and programmers, quality assurance personnel, and office support staff. These individuals, along with third party consultants, have developed our Web sites during Fiscal 2000. To date, all internal product development costs have been expensed as incurred. Up until the fourth quarter of fiscal 2000, our software development team (employees and consultants) was very limited in size and no amounts were eligible for capitalization. The product and content development team was expanded substantially during our fourth quarter of fiscal 2000 in anticipation of expanded development activities. Through the end of fiscal 2000, none of those activities have qualified for capitalization. It is expected however, that certain of these expenditures may qualify for capitalization beginning in fiscal 2001. We believe that significant investments in product development are required to remain competitive. Consequently, we plan to hire additional personnel in this area of the organization including product managers, additional software developers, and quality assurance personnel. As such, we anticipate that product development expense will increase over the foreseeable future as we continue to enhance our existing Web sites and develop new products; however, product development expense as a percentage of net revenues may fluctuate depending on the timing of the addition of these new personnel and related overhead.

     Non Cash Charges-Stock Option Grants. During Fiscal 2000, we recorded aggregate unearned compensation of $1,547,000 reflecting the grant of stock options to employees and non-employees, as compared to $520,000 for Fiscal 1999. The deferred compensation is being amortized to compensation expense over the vesting period of the options. Of the total deferred compensation recorded in the amount of $1,751,000 ($204,000 unamortized deferred compensation granted in prior periods remaining as of the end of the prior fiscal year, plus $1,547,000 deferred compensation recorded during Fiscal 2000), $1,425,000 was amortized as a non-cash charge during Fiscal 2000 and the balance of $326,000 will be amortized in future periods. See Note 6 of Notes to Consolidated Financial Statements.

     INTEREST INCOME (EXPENSE), NET

     Net interest income (expense) of $71,000 for Fiscal 2000 and ($18,000) for Fiscal 1999 resulted from interest income earned on our cash balances, offset by interest expense incurred on debt obligations, including a bank loan, capital leases, and loans from an officer and director.

     INCOME TAXES

     We have incurred losses since inception, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes in Fiscal 2000 or Fiscal 1999. Deferred tax assets for the year ended March 31, 2000 which would otherwise reflect the tax net operating loss carryforwards existing at the balance sheet date, as well as the taxable temporary differences in the treatment of certain items are fully offset by valuation allowances. We will re-assess the need to record such valuation allowances, or a current or deferred tax liability as appropriate, over future periods. For a more detailed discussion see Note 5 of notes to the audited financial statements.

     LIQUIDITY AND CAPITAL RESOURCES

     To date, our operations have been financed primarily from, the sale of equity securities, and to a lesser extent, a non-revolving loan from Royal Bank in Calgary, loans from stockholders, Directors, and other outside parties, and from capital lease arrangements. As of March 31, 2000, approximately $2.5 million in cash and cash equivalents was on hand.

     OPERATING ACTIVITIES

     We used net cash in our operating activities in the amount of $1,515,000 during Fiscal 2000 compared to $374,000 during Fiscal 1999, which was primarily the result of our net losses for these periods, and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued liabilities. Our operating activities for Fiscal 2000 and Fiscal 1999 are as follows:

     YEAR ENDED MARCH 31, 2000               YEAR ENDED MARCH 31, 1999
     -------------------------               -------------------------
- Net loss of approximately             - Net loss of approximately
  $4,380,000;                             $2,521,000;
- An increase in accounts receivable    - An increase in accounts receivable
  of approximately $1,116,000;            of approximately $424,000;
- An increase in accounts payable       - An increase in accounts payable
  and accrued expenses of                 and accrued expenses of
  approximately $2,750,000;               approximately $2,078,000;
- Depreciation of approximately         - Depreciation of approximately
  $122,000;                               $47,000;
- Provision for doubtful accounts of    - Provision for doubtful accounts of
  approximately $150,000;                 approximately $66,000
- Non-cash charges-stock option         - Non-cash charges-stock option
  grants of approximately                 grants of approximately $316,000;
  $1,425,000;

Accounts payable increased as a result of an overall increase in our cost of sales and operating expenses over the course of Fiscal 2000 and Fiscal 1999. This increase in accounts payable primarily reflects amounts due to our major suppliers of market data. The amount of our accounts receivable at each period-end varies, primarily due to the timing of revenue recognition associated with the running of our advertising and sponsorship campaigns, and the growth in our Web-host related revenue and subscription revenue. To date, we have not experienced material collection difficulties, but have recorded certain write-offs of bad debts, as well as an allowance for uncollectible accounts primarily associated with one account.

INVESTING ACTIVITIES

     Cash used in investing activities was approximately $743,000 during Fiscal 2000 compared to $246,000 in Fiscal 1999, and consisted of property and equipment expenditures in both periods.

FINANCING ACTIVITIES

     Net cash provided by financing activities was approximately $4,266,000 during Fiscal 2000 compared to approximately $1,058,000 in Fiscal 1999. Cash used in financing activities was approximately $867,000 during Fiscal 2000 compared to approximately $157,000 during Fiscal 1999, and consisted of payments of debt obligations and stock issuance costs. Cash provided by financing activities was approximately $5,133,000 during Fiscal 2000 as compared to $1,215,000 during Fiscal 1999, and consisted primarily of proceeds from the sale of common stock.

     We have no material financial commitments other than obligations under our bank loan agreements, and to one of our stockholders, and under our leases. Subject to cash availability, we anticipate significant increases in our operating and capital expenditures over the foreseeable future, including:

     - web-site development and enhancement for FreeRealTime.com and BullSession.com, including functionality, content, and back-end systems;

     - computer servers and other computer equipment to support growth in site traffic;

     - software developers and computer programmers;

     - information systems management;

     - bandwidth and networking equipment and infrastructure;

     - computer equipment and furniture and fixtures for new employees and facilities expansion;

     - additional personnel in the areas of sales, marketing, business development, customer support, accounting, and administration;

     - increased promotional activities and branding efforts;

     - content development and acquisition;

     - expenses incurred in conjunction with the proposed merger with RedChip.com, Inc.

     In addition to purchasing computer hardware, software, and office equipment, we also lease certain equipment under short term and long term leases with terms ranging from one to three years. We may exercise purchase options at the end of the lease terms if determined to be favorable to replacing such items at that time through lease renewal or capital acquisition. During Fiscal 2001 we plan to spend up to $2,000,000 for additional computer hardware, software, office equipment, and tenant improvements, cash flow permitting. We lease our Irvine, California facility under a noncancelable operating lease that expires on November 30, 2000. We lease our Calgary, Alberta facility under a cancelable operating lease which expires on December 31, 2004. We do not currently intend to renew our Irvine lease, but intend to relocate our Irvine facility to a larger facility in Aliso Viejo, California. We will incur additional costs related to the relocation of the Irvine facility and may have to pay rent on two leases for a period of time.

     The timing of these additional capital and operating expenditures, as well as the timing of hiring additional personnel to support our growth plans, and our ability to continue sustaining net losses and negative cash flows from operations will depend largely on our ability to continue to obtain additional capital through financing transactions. The failure to raise such capital when needed could have a material adverse effect on our business, operating results, and our financial condition. If additional funds are raised through the sale of equity, or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience significant dilution and these securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that additional financing will be available to us or on terms favorable to us. If adequate capital funds are not available or are not available on acceptable terms, our ability to fund our current growth plans and to take advantage of unanticipated opportunities, develop or enhance our Web sites, or otherwise respond to competitive pressures, could be significantly limited. Based on net proceeds received from the sale of equity securities subsequent to the end of Fiscal 2000 of $171,206, and management contingency plans to curtail our growth plans and reduce our current scope of operations in the event that additional capital funds are not available to us, management believes we can continue our operations through Fiscal 2001. As noted above, we have engaged Jefferies & Company, Inc., an investment bank, as our financial advisor and our lead placement agent in connection with the sale of up to $20 million of our equity securities.

     During Fiscal 2000, we completed two private equity financings in which we sold an aggregate of 1,019,200 shares of common stock and stock purchase warrants to purchase 182,500 shares of common stock, for total proceeds of $4,913,500 (less stock issuance costs of $522,000). For a more detailed discussion see "Market for Common Equity and Related Stockholder
Matters -- Recent Sales of Unregistered Securities." Concurrent with the second private equity financing in September 1999, we entered into a strategic co-marketing and cross-licensing agreement with Telescan, Inc. covering certain of each other's Web-based products and services. Telescan purchased $3,000,000 of the shares of our common stock sold in the private equity financing.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
Freerealtime.com, Inc. and Subsidiary:

     We have audited the accompanying consolidated balance sheet of Freerealtime.com, Inc. and subsidiary (the Company) as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freerealtime.com, Inc. and subsidiary as of March 31, 2000 and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

/s/  KPMG LLP

Orange County, California
June 8, 2000

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                              MARCH 31,
                                                                2000
                                                              ---------
ASSETS

Current assets:
  Cash and cash equivalents.................................   $ 2,501
  Accounts receivable, net of allowance for doubtful
     accounts of $166.......................................     1,322
  Prepaid expenses and other current assets.................       564
                                                               -------
          Total current assets..............................     4,387
                                                               -------
Property, plant and equipment, net..........................       886
Other assets, net...........................................       333
                                                               -------
                                                               $ 5,606
                                                               =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Note payable to bank......................................   $    15
  Current portion of capital lease obligations..............        26
  Trade accounts payable....................................     4,815
  Accrued expenses..........................................        24
  Deferred revenue..........................................       494
                                                               -------
          Total current liabilities.........................     5,374
                                                               -------
Notes payable to stockholder................................        12
Capital lease obligations, net of current portion...........        25

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized; no shares issued and outstanding...........        --
  Common stock, $0.01 par value 50,000,000 shares
     authorized; 7,213,670 issued and outstanding as of
     March 31, 2000.........................................     7,708
  Accumulated deficit.......................................    (7,187)
  Unearned compensation.....................................      (326)
                                                               -------
          Total stockholders' equity........................       195
Commitments and contingencies...............................
                                                               -------
                                                               $ 5,606
                                                               =======

          See accompanying notes to consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MARCH 31, 2000 AND 1999
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              MARCH 31,     MARCH 31,
                                                                 2000          1999
                                                              ----------    ----------
Revenues:
  Advertising revenue.......................................  $    4,751    $      631
  Subscription revenue......................................       1,788           586
  Web host and co-brand revenue.............................         659           179
                                                              ----------    ----------
Total revenues..............................................  $    7,198    $    1,396
Cost of revenues............................................       5,507         2,567
                                                              ----------    ----------
          Gross profit (loss)...............................       1,691        (1,171)
                                                              ----------    ----------
General, administrative, selling and development expenses...       4,717         1,016
Non-cash charge -- stock option grants......................       1,425           316
                                                              ----------    ----------
          Total general, administrative, selling and
            development expenses............................       6,142         1,332
                                                              ----------    ----------
          Operating loss....................................      (4,451)       (2,503)
Interest income.............................................          91             4
Interest expense............................................         (20)          (22)
                                                              ----------    ----------
          Net loss..........................................  $   (4,380)   $   (2,521)
                                                              ==========    ==========
Basic and diluted loss per common share.....................  $    (0.69)   $    (0.45)
                                                              ==========    ==========
Common shares used in computing basic and diluted per share
  amounts...................................................   6,392,543     5,601,073
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED MARCH 31, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     COMMON
                                                     SHARES      COMMON   ACCUMULATED     UNEARNED
                                                   OUTSTANDING   STOCK      DEFICIT     COMPENSATION    TOTAL
                                                   -----------   ------   -----------   ------------   -------
Balance at March 31, 1998........................   4,544,990   $  140      $  (286)          --       $  (146)
FIFC-Delaware stock offering.....................     215,000      215           --           --           215
Shares issued to acquire FreeRealTime.com, Inc.
  (the former Pub Singin', Inc.).................     528,000       --           --           --            --
Stock offering, net of issuance costs of $575....   1,250,000      675           --           --           675
Issuance of options as compensation, net of
  amortization...................................          --      520           --        $(204)          316
Net loss.........................................          --       --       (2,521)          --        (2,521)
                                                    ---------   ------      -------        -----       -------
Balance at March 31, 1999........................   6,537,990    1,550       (2,807)        (204)       (1,461)
Stock offering, net of issuance costs of $522....   1,035,934    4,392           --           --         4,392
Cancellation of shares...........................    (773,992)      --           --           --            --
Exercise of options..............................     413,738      219           --           --           219
Issuance of options as compensation, net of
  amortization...................................          --    1,547           --         (122)        1,425
Net loss.........................................          --       --       (4,380)          --        (4,380)
                                                    ---------   ------      -------        -----       -------
Balance at March 31, 2000........................   7,213,670   $7,708      $(7,187)       $(326)      $   195
                                                    =========   ======      =======        =====       =======

          See accompanying notes to consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
Cash flows from operating activities:
  Net loss..................................................   $(4,380)     $(2,521)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       122           47
     Provision for doubtful accounts........................       150           66
     Non-cash charge -- stock options.......................     1,425          316
     Receivables............................................    (1,116)        (424)
     Inventories, prepaid expenses and other assets.........      (881)         (15)
     Trade accounts payable and accrued liabilities.........     2,750        2,078
     Unearned revenue.......................................       415           79
                                                               -------      -------
          Net cash used in operating activities.............    (1,515)        (374)
                                                               -------      -------
Cash flows from investing activities:
  Capital expenditures......................................      (743)        (246)
                                                               -------      -------
          Net cash used in investing activities.............      (743)        (246)
                                                               -------      -------
Cash flows from financing activities:
  Advances payable..........................................      (250)         250
  Borrowings (Repayments) of long-term debt.................       (72)         (75)
  Repayments of short-term debt.............................       (23)          (7)
  Proceeds from issuance of common stock....................     5,133          965
  Stock issuance costs......................................      (522)         (75)
                                                               -------      -------
          Net cash provided by financing activities.........     4,266        1,058
                                                               -------      -------
          Net increase in cash..............................     2,008          438
Cash at beginning of period.................................       493           55
                                                               -------      -------
Cash at end of period.......................................   $ 2,501      $   493
                                                               =======      =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................   $    17      $    18
                                                               =======      =======
Supplemental disclosure of noncash investing and financing
  activities:
  Borrowings related to the acquisition of assets...........        51           22
                                                               =======      =======
  Unearned compensation related to stock options............     1,547          520
                                                               =======      =======
  Common stock issued to pay for stock issuance fees........        84          500
                                                               =======      =======

          See accompanying notes to consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BUSINESS DESCRIPTION AND ORGANIZATION

     FreeRealTime.com, Inc. ("the Company" or "FreeRealTime.com") is a web based provider of real-time financial market information services and analytical tools. The Company has a free web site and web site which is accessible only to paid subscribers. The Company derives its revenues from the sale of advertising space on its free web site, from the sale of email marketing campaigns and from the collection of subscription and transaction fees.

     FreeRealTime.com. Inc., is the result of a merger in September 1998 between our predecessor company, FIFC-Delaware and FreeRealTime.com, Inc., a public company located in the State of Colorado ("FreeRealTime -- Colorado") (previously incorporated as Pub Singin', Inc. on May 3, 1989). Prior to the merger, FreeRealTime.com, Inc. had approximately 528,000 shares of common stock issued and outstanding (after giving effect to a 5-for-1 reverse stock split) and FIFC-Delaware had approximately 4,760,000 shares of common stock issued and outstanding. Pursuant to the merger agreement, all shares of FIFC-Delaware were exchanged on a 1-for-1 basis for shares of FreeRealTime.com, Inc.

     Accordingly, following the merger the former shareholders of FIFC-Delaware held approximately a 90% controlling interest in FreeRealTime.com, Inc. From the period of its inception through the time of its merger with FIFC-Delaware, Pub Singin had no business operations and sustained minimal losses each year. The Company's business began in Canada through FIFC-Alberta. FIFC-Alberta was originally named Divitae Financial Corporation and was formed in July 1994 under the laws of Alberta, Canada by founder Brad Gunn. Mr. Gunn formed FIFC-Alberta as an investment vehicle for his family but the company never conducted any business operations until January 1996, when Divitae Financial Corporation changed its name to First International Financial Corporation. At that time, FIFC-Alberta sold capital stock in several private placements and began to develop its Internet business.

     FIFC-Delaware was formed on June 25, 1997 under the laws of the State of Delaware under the name First International USA Corp. with the intent of moving the business of FIFC-Alberta into the United States and into an entity governed by the laws of the State of Delaware. FIFC-Delaware did not have any business operations until July 31, 1998 when FIFC-Delaware acquired 566,689 shares of common stock of FIFC-Alberta, representing all of the outstanding capital stock, from the stockholders of FIFC-Alberta. FIFC-Delaware issued, in the aggregate, 4,544,990 shares of common stock in a private placement to the stockholders of FIFC-Alberta in exchange for their shares of FIFC-Alberta. As a result of the foregoing acquisition, FIFC-Alberta became a wholly-owned subsidiary of FIFC-Delaware.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS COMBINATIONS AND BASIS OF PRESENTATION

     The combination between FIFC-Delaware and Pub Singin', Inc. was accounted for as a recapitalization. The increase in common stock for the fair value of the shares issued was treated as a reduction of capital. The combination between FIFC-Delaware and FIFC-Alberta was a combination between commonly controlled corporations and has been accounted for using the "as if pooling" method of accounting. The accompanying financial statements have been restated as if the pooling took place at the beginning of the earliest year presented. All share and per share information has been retroactively restated for the effects or all stock splits and share exchanges. All intercompany balances and transactions have been eliminated in consolidation.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  USE OF ESTIMATES

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  FOREIGN CURRENCY

     The financial statements of the Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiary are translated using the rate of exchange at the balance sheet date. Income and expense items are translated at the average rate of exchange during each period. Translation gains and losses are nil. Foreign currency transaction gains and losses are included in income currently and were minor in both 2000 and 1999.

  REVENUE RECOGNITION

     Advertising revenues are recognized during the period the advertising is displayed. Subscription fees are recognized on a straight-line basis over the subscription period. Co-Branding and web hosting revenues are recognized during the period the related advertising is displayed, at the time the real-time quotes are served, or on a straight-line basis over the subscription period. Sales commissions earned by a third party agent on advertising sales are charged to selling expense and totaled $1,217,486 in fiscal 2000.

  CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  PLANT AND EQUIPMENT

     Plant and equipment are stated at cost. Depreciation has been provided on a straight-line basis over periods ranging from 5 to 7 years.

  LONG LIVED ASSETS

     Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  ADVERTISING, START-UP COSTS AND DEVELOPMENT COSTS

     The Company charges all advertising costs, start-up costs and development costs to expense as incurred. Selling expenses of the Company include advertising and promotion costs of approximately $-0- and $12 for the years ended March 31, 2000 and 1999, respectively.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  SOFTWARE DEVELOPMENT COSTS FOR INTERNAL USE SOFTWARE

     Commencing on April 1, 1999, the Company began applying the provisions of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No software or web-site development costs qualified for capitalization in fiscal 2000 or fiscal 1999.

  STOCK BASED COMPENSATION

     The Company measures the compensation cost of employee stock option plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company makes pro forma disclosures of net loss and loss per share as if the fair value method prescribed by Statement of Financial Accounting Standards No. 123 had been applied.

  INCOME TAXES

     Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  EARNINGS PER SHARE

     Basic and diluted earnings per share have been retroactively restated to give effect to stock splits and the Company's business combination accounted for using the "as if pooling" method.

  OTHER COMPREHENSIVE INCOME

     Net income and other comprehensive income are substantially identical for all periods presented because foreign currency translation adjustments are nil.

  BUSINESS SEGMENT REPORTING

     The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective in the fiscal year ended March 31, 1999. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products, geographic areas and major customers, if applicable. Management of the Company has determined that it operates in only one reportable business segment. The Company does not have any individually significant customers. Substantially all sales are derived from customers located in the United States.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the fair value of its financial instruments approximates their recorded historical cost due to the short term maturities of the instruments and where applicable, the similarity of stated interest rates with market rates.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 15, 2000. Since the Company and its

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

subsidiaries do not presently invest in derivatives or engage in hedging activities, SFAS No. 133 should not impact the Company's financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 effective April 1, 1999. The adoption of SOP 98-1 required the Company to modify its method of accounting for software. The Company believes the impact of SOP 98-1 to be minor.

     In April 1998, The American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 effective April 1, 1999. Based on information currently available, the Company does not expect the adoption of SOP 98-5 did not have a significant impact on the Company's financial position or results of operations.

(3) PROPERTY, PLANT AND EQUIPMENT

     A summary of the Company's property, plant and equipment follows:

                                                               1999
                                                              ------
Computer hardware and software............................    $1,018
Office equipment..........................................        33
Furniture and fixtures....................................        25
                                                              ------
                                                               1,076
Less accumulated depreciation and amortization............      (190)
                                                              ------
                                                              $  886
                                                              ======

(4) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                2000
                                                                ----
Collateralized bank loan, bearing interest at the rate of
  bank's prime rate plus 4%. Interest only payments until
  June 30, 1998. Commencing June 1, 1998, principal payments
  of $6 plus interest monthly for 36 months.................     12
Unsecured shareholder loan, bearing interest at the rate of
  10%. Interest only payments until maturity. Matures on
  April 24, 2001............................................     15
                                                                ---
          Total long-term debt..............................     27
Less current installments of long-term debt.................     15
                                                                ---
Long-term debt, excluding current installments..............    $12
                                                                ===

     Under the terms of the collateralized bank loan, the Company is required to meet certain non-financial covenants and ratios. The Company was in compliance with all covenants and ratios at March 31, 2000.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Annual maturities of long-term debt for the next five years for the periods ended March 31 are as follows:

                                                              2000
                                                              ----
2001........................................................  $15
2002........................................................   12
2003........................................................    0
2004........................................................    0
2005........................................................    0
                                                              ---
                                                              $27
                                                              ===

(5) INCOME TAXES

     The Company has no significant net, taxable temporary differences which would require recognition of deferred tax liabilities and, due to the uncertainty of future realizability, has recorded a valuation allowance against all deferred tax assets for deductible temporary differences and tax operating loss carryforwards. The Company increased its valuation allowance by approximately $2,799 for the year ended March 31, 2000, primarily as a result of the increase in tax operating loss carryforwards.

     The Company has had losses since inception and therefore has not provided for income taxes. At March 31, 2000, the Company has net operating loss carryforwards of approximately $2.5 million and $1.7 million for both Federal and state income tax reporting purposes which begin to expire in 2011 and 2004, respectively. The Company also has Canadian net operating loss carryforwards of $3.2 million which expire between 2004 and 2007. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.

     Significant components of the Company's deferred income tax assets are as follows:

                                                              2000
                                                             -------
Net operating loss carryforwards...........................  $ 2,475
Deferred compensation......................................      451
Other......................................................      146
                                                             -------
                                                               3,072
Valuation allowance........................................   (3,072)
                                                             -------
Net deferred tax assets....................................  $    --
                                                             =======

     Due to the uncertainty surrounding the realization of the benefits of the net operating loss carryforward, the Company has established a valuation allowance for all of its deferred tax asset as of March 31, 2000. In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In addition, the utilization of the net operating loss carryforwards may be limited due to restrictions imposed under applicable Federal and state tax law due to a change in ownership.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) SHAREHOLDERS' EQUITY

  SALES OF UNREGISTERED SECURITIES

     FIFC-Delaware merged with FreeRealTime.com (formerly Pub Singin) in September 1998. Prior to the merger, FIFC-Delaware had completed two issuances of its common stock. The first occurred in July 1998. FIFC-Delaware, whose shareholders were identical to those of FIFC-Alberta, issued approximately 8 shares of FIFC-Delaware common stock to acquire each outstanding common share of FIFC-Alberta. FIFC-Delaware issued a total of 4,544,990 shares of common stock in this exchange. All share amounts prior to this acquisition reflect the 8-for-1 share exchange. This share exchange relied on the registration exemption in Section 4(2) of the Securities Act of 1933 (the "1933 Act") to issue those shares without registration. As a result of this acquisition, each shareholder of FIFC-Alberta became a shareholder of FIFC-Delaware and FIFC-Delaware became the sole shareholder of FIFC-Alberta, making FIFC-Alberta a wholly-owned subsidiary of FIFC-Delaware. In August 1998, FIFC-Delaware issued 215,000 shares of its common stock at $1.00 per share for a total of $215. FIFC-Delaware relied on the registration exemption in Section 4(2) of the 1933 Act to issue these shares without registration.

     In September 1998, FIFC Delaware acquired the company formerly known as Pub Singin (Pub Singin changed its name to FreeRealTime.com, Inc. just prior to the acquisition). To complete the acquisition, FIFC Delaware issued 528,000 shares of common stock with a market value of $528 to acquire all of the common stock belonging to the former Pub Singin shareholders. The increase in common stock for the fair value of the shares issued was offset by a reduction in capital to consider the nil value of the assets acquired. The acquisition described above was accounted for as a recapitalization. Accordingly, the accompanying Consolidated Statements of Operations do not include any revenues or expenses related to Pub Singin prior to the closing date.

     In October 1998, the Company offered 1 million shares of common stock in FreeRealTime.com, Inc. The aggregate offering price for the issuance was $1,000. The Company relied on the registration exemption in Rule 504 of the 1933 Act to issue these units without registration. Three investors purchased a total of 750,000 shares for $750 (less issuance costs of $75 paid in cash). In addition, the Company issued 500,000 shares of common stock with a fair market value of $500 as stock issuance costs which had no net effect on stockholders' equity.

     In June and July 1999, the Company offered at $4.00 per unit a total of 1,250,000 units consisting of one share of common stock and one warrant to purchase and additional share of common stock at $4.75. Seven investors elected to participate and 182,500 units were sold for a total of $730,000 (less issuance costs of $96,000 paid in cash). We relied on the registration exemption in Section 4(2) of the 1933 Act to issue these units without registering the underlying securities. No underwriters were involved in this offering.

     In September and October 1999, the Company offered a total of 1,200,000 shares of common stock at $5 per share. Twenty-one investors purchased 836,700 shares for a total purchase price of $4,183,500 (less costs incurred of $426,000, a portion of which was paid with 16,734 shares of common stock in lieu of cash). Of the total proceeds raised, $3,449,000 (689,800 shares) was raised in September and $734,500 (146,900 shares) was raised in October. We relied on the registration exemption in Section 4(2) of the 1933 Act to issue these shares. No underwriters were involved in this offering.

     In November 1999, the Company entered into an agreement with certain stockholders for the resolution of outstanding matters pursuant to which the stockholders returned an aggregate of 773,992 shares of common stock for cancellation.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK OPTION PLAN

     As of March 31, 2000, the Company had the 1999 Equity Incentive Plan and an individual Non-Qualified Stock Option Plan for each employee and consultant who was granted Non-Qualified options outside the 1999 Equity Incentive Plan. Stock options are granted at the discretion of the Board of Directors. Options vest at varying rates from the date of grant up to 36 months. Compensation expense, related to stock options granted with exercise prices below fair market value, are amortized over the option vesting period. Options expire at varying rates of up to 36 months from the date of grant. The total number of options exercisable as of March 31, 2000 was 1,932,000 with a weighted average exercise price of $2.02.

     Option compensation expense in fiscal 2000 for consultants and employees/directors was $552 and $872, respectively. Compensation expense in fiscal 1999 for consultants and employees/directors was $1 and $315, respectively. Compensation for consultants in 2000 was calculated using a risk free interest rate of 5.05%, no stock dividend yield, an expected life of 28 to 36 months and an expected volatility of 20% for options granted before the Company commenced public reporting and an expected volatility of 74% after public reporting commenced.

     The following tables summarize the Company's option activity:

                                                                 WEIGHTED-AVERAGE
                                                    NUMBER OF     EXERCISE PRICE
                                                     OPTIONS        PER OPTION
                                                    ---------    ----------------
Outstanding at March 31, 1998.....................         --            --
  Granted.........................................  1,436,000         $1.02
                                                    ---------         -----
Outstanding at March 31, 1999.....................  1,436,000          1.02
  Granted 31, 2000................................  1,745,000          4.11
  Exercised.......................................   (414,000)         0.34
  Forfeited.......................................   (117,000)         5.96
                                                    ---------
Outstanding at March 31, 2000.....................  2,650,000         $2.90
                                                    =========         =====

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  --------------------------------------------------   --------------------------
                      NUMBER       WEIGHTED-AVERAGE     WEIGHTED-                    WEIGHTED-
   RANGE OF       OUTSTANDING AT      REMAINING          AVERAGE       NUMBER OF      AVERAGE
EXERCISE PRICES   MARCH 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE    SHARES     EXERCISE PRICE
---------------   --------------   ----------------   --------------   ---------   --------------
 $ .10 -  1.25      1,070,000            1.08             $0.79        1,010,000       $0.78
  2.00 -  3.00        584,000            2.18              2.55          524,000        2.50
  3.20 -  4.50        550,000            1.97              4.00          284,000        3.93
  5.00 -  7.50        315,000            2.12              6.53          114,000        6.00
  8.00 - 12.00        131,000            1.84              8.17              -0-        8.00
                    ---------                                          ---------
         Total      2,650,000            1.67             $2.90        1,932,000       $2.02
                    =========            ====             =====        =========       =====

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents pro forma information as if the Company had recorded compensation cost using the fair value method of SFAS No. 123 for the issued stock options using the minimum value valuation model:

                                                                     YEAR ENDED
                                                           -------------------------------
                                                           MARCH 31, 2000   MARCH 31, 1999
                                                           --------------   --------------
Net loss:
  As reported............................................     $(4,380)         $(2,521)
  Assumed stock compensation cost........................        (148)              (5)
                                                              -------          -------
     Pro forma, adjusted.................................     $(4,528)         $(2,526)
                                                              =======          =======
Net loss per share:
  Basic and diluted loss per share as reported...........       (0.69)           (0.45)
  Basic and diluted loss per share on a pro forma
     basis...............................................       (0.71)           (0.45)
                                                              =======          =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate ranging from 5.5% to 6.5% in 2000 and 5.5% in 1999; no stock dividend yield; expected lives of approximately 18 to 48 months in 2000 and 6 months in 1999, and a volatility of 67% in 2000 and 0% in 1999. The average fair value of options granted amounted to $0.06 and $0.02 per option granted in 2000 and 1999, respectively.

(7) COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company is obligated under various capital leases for computer hardware that expire at various dates during the next two years. At March 31, 2000, the gross amount of computer hardware and related accumulated amortization recorded under capital leases are as follows:

                                                                2000
                                                                ----
Computer hardware...........................................    $ 93
Less accumulated amortization...............................     (40)
                                                                ----
                                                                $ 53
                                                                ====

     Amortization of assets held under capital leases is included with depreciation expense.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company also has two noncancelable operating leases for buildings, one that expires in 2000 and another that expires in 2005. Future minimum lease payments under the noncancelable operating leases (with initial or remaining terms in excess of one year) and future minimum capital lease payments as of March 31, 2000 are:

                                                    CAPITAL    OPERATING
                                                    LEASES      LEASES
                                                    -------    ---------
2001..............................................    $34        $ 75
2002..............................................     29          63
2003..............................................                 63
2004..............................................                 63
2005..............................................                 41
                                                      ---        ----
          Total minimum lease payments............     63        $305
                                                      ===        ====
Less amount representing..........................     12
                                                      ---
          Present value of net minimum capital
            lease payments........................     51
Less current installments of obligations under
  capital leases..................................     26
                                                      ---
                                                      $25
                                                      ===

     Total rental expense, including month-to-month rentals, approximated $119 in 2000.

  CONTINGENT LIABILITY

     As of this date, the Company has an outstanding issue with the American Stock Exchange as to the amount of past due obligations of the Company. The Company believes that it has accrued the proper amount of expense in these financial statements pertaining to its obligations pursuant to this vendor relationship. However, this issue may result in an additional liability that the Company believes will not exceed $300,000 above and beyond what has already been accrued.

(8) SUBSEQUENT EVENTS

     In June 2000, the Company had one offering of its common stock. In the offering, the Company offered 59,603 shares of its common stock at $4.50 per share. Eleven investors purchased 40,268 shares for a total purchase price of $181,206 (less estimated costs incurred of $10,000). We relied on an exemption from registration in Section 5 of the United States Securities Act of 1933 to issue these shares.

     On June 6, 2000, the Company entered into an Agreement and Plan of Merger with RedChip.com, Inc, a privately owned stock research company headquartered in Portland, Oregon. Upon the closing of this transaction, the Company will issue 4,000,000 new shares of its common stock to the shareholders of RedChip.com, Inc. in exchange for all of the shares outstanding in RedChip.com, Inc. Following the close, the current shareholders of RedChip.com, Inc. will own approximately 33% of the total shares outstanding in the Company on a pro forma, fully diluted basis. The Company anticipates closing the transaction by the end of July 2000. The Company anticipates that the transaction will be accounted for as a purchase.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and principal positions of the directors and executive officers of the Company as of March 31, 2000:

NAME                               AGE                          TITLE
----                               ---                          -----
Brad G. Gunn.....................  30    President, Co-Chief Executive Officer, Founder &
                                         Director
Geoffrey Moore...................  43    Co-Chief Executive Officer, Chairman of Board of
                                         Directors
Michael Neufeld..................  34    Executive Vice President, Chief Financial Officer
Gordon Rix.......................  40    Vice President Interactive Marketing
Brian Probolsky..................  30    Senior Vice President Digital Financial Services
Scott Brown......................  36    Senior Vice President Corporate Development,
                                         Director
David Armitage...................  40    Senior Vice President Sales and Marketing
Bob Harris.......................  52    Vice President Customer Care
Ari Engelberg....................  28    Director
Stephen N. Livingston............  47    Director
David Gale.......................  41    Director
Ronald (Clancy) Woods............  43    Director

     Brad G. Gunn, is our President, Co-Chief Executive Officer and a member of our board of directors. He has served as the President and Chief Executive Officer since 1996. As a co-founder, Mr. Gunn has spent the last two years with the Company involved in strategic planning, overseeing the development teams, overseeing revenue initiatives, raising financing, acting as a subscriber liaison and overseeing market research, developing new products, developing new strategic alliances, and managing existing strategic relationships. Mr. Gunn was previously an equities trader with the Toronto Dominion Bank, and an equities trader and options specialist with Royal Bank of Canada. In 1992, Mr. Gunn received a bachelor's degree in Economics with a minor in Management from The University of Calgary. Mr. Gunn is also a member of the Board of Directors and has served as such since 1996.

     Geoffrey Moore, is the Chairman of our board of directors and our Co-Chief Executive Officer and has been since January 28, 2000. Mr. Moore was the Managing Director of the Shamrock Group, the primary investment vehicle for the Roy E. Disney Family and Shamrock executives from March 1992 through September 1998. From September 1985 to March 1992 he was a First Vice President with Paine Webber, Inc.

     Michael B. Neufeld, CPA, became our Executive Vice President and Chief Financial Officer on January 28, 2000. In March, 1999, Mr. Neufeld formed Neufeld and Co., Inc, a private management advisory firm in Irvine, California, of which he is the President. Prior to his election as an officer of FreeRealTime.com, Neufeld and Co. rendered consulting services to us during the period April 1999 to January 2000. For the period June, 1994 to March, 1999 he was the Chief Financial Officer and Chief Operating Officer of Rand Technology, Inc., a semiconductor distributor based in Irvine, California. From September 1991 through November 1992, Mr. Neufeld was a Business Manager with Breslauer, Jacobson, Rutman & Sherman in Los Angeles. Mr. Neufeld was an Assistant Vice President with Bankers Trust Company from December 1992 through June 1994 in their Tax and Regulatory Reporting Group. Mr. Neufeld's public accounting career was spent with Arthur Andersen & Co. from January 1988 to August 1991.

     Gordon Rix, became our Vice President of Interactive Marketing on January 28, 2000. Prior to joining us, Mr. Rix served as the President and Chief Operating Officer of NexX America Inc., an internet software, technology and financial services company for the period September, 1996 to June, 1998. Mr. Rix provided consulting services in internet product design and product marketing management to NetX America Inc. through Cogent Co. as its Vice President from July of 1998 through April of 1999. Mr. Rix provided contract sales and marketing to various businesses through Cogent Co. from January 1990 through September of 1996.

     Brian Probolsky, became our Senior Vice President of Digital Financial Services on November 8, 1999. Prior to joining us, Mr. Probolsky co-founded Securities Systems Integration & Consulting (SSIC) in 1991, a provider of high-end financial information and execution systems. Mr. Probolsky sold SSIC to Computer Clearing Services in 1996 and continued with SSIC as a Senior Vice President until leaving to join us.

     Scott Brown, became our Senior Vice President of Corporate Development and a member of our board of directors on January 28, 2000. Mr. Brown was President of the acquisition division of Asset Growth Corporation from 1997 to 1999 and the President of Telebuild, L.C., a subsidiary of Telescan, Inc., from 1996 to 1997. Prior to becoming the President at Telebuild, Mr. Brown was Vice President Marketing and Sales and Senior Vice President Operations of Telescan, Inc.

     David Armitage, became our Senior Vice President, Sales and Marketing, on March 1, 2000. Prior to joining us, he was with Peterson Publications in several positions. From February 1995 to 1998, he was Group Advertising Director. From May 1987 to March 1989, he was a Senior Advertising Executive with Peterson.

     Robert E. Harris, became our Vice President of Customer Care on January 17, 2000. Mr. Harris was Vice President of Operations at Pinnacle Micro, Inc. from October 1997 to January 2000. Prior to October 1997 he held various positions with Pinnacle Micro, Inc. in information systems, manufacturing, procurement and customer care from November 1993.

     Ari Engelberg, became a member of our board of directors on January 28, 2000. Mr. Engelberg is a co-founder of Stamps.com, Inc., and has held several management positions with Stamps.com in the areas of business development, product marketing and management and Web operations. Prior to founding Stamps.com, Mr. Engelberg was the founding editor of the University of California at Los Angeles Bulletin of Law and Technology. Mr. Engelberg graduated from the University of California at Los Angeles with a Juris Doctor and Masters of Business Administration in June 1999.

     Stephen N. Livingston, became a member of our board of directors on January 28, 2000. He is currently a candidate for a Juris Doctor Degree from the Whittier School of Law. Prior to attending the Whittier School of Law, he was the Director of Management Information Systems for America Online West and prior to that he was a founder and director of Johnson-Grace Company, which was purchased in October 1996 by America Online. Mr. Livingston also spent ten years working for IBM in various positions including Systems Engineering Manager and Senior Marketing Representative, in which capacity he managed computer professionals responsible for providing consulting services to IBM clients.

     David Gale, became a member of our board of directors on January 28, 2000. He is the President of the Delta Dividend Group, Inc. and has been since December, 1992. From January, 1990 to January, 1992 he was a Managing Director of Lehman Brothers and from February, 1983 to January, 1990 he was a Principal with Morgan Stanley. Currently, he is also a member of the board of directors of Preferred Income Fund, Preferred Opportunity Fund and Stone Container Corp.

     Ronald Paul (Clancy) Woods, became a member of our board of directors on January 28, 2000. In February 1999, he was appointed the Executive Vice President/Marketing Manager of AMFM, Inc., and in August 1999 he was appointed Chief Executive Officer of Lobo Media Group. He continues to hold those positions currently. From September 1998 to August 1999 he was Co-Founder, President and Chief Operating Officer of Radio Marketing Group; from January 1996 to August 1998 he was Vice President of Radio of Nationwide Communications, Inc.; from December 1994 through January 1996 he was Vice President/ General Manager of WHTZ Radio/New York, Shamrock Broadcasting; from October 1993 to December 1994 he was Vice President and General Manager of WFOX Atlanta, Shamrock Broadcasting and from January 1990 through October 1993 he was Radio Group Manager of Nationwide Communications Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the directors and executive officers, and persons who own more than 10% of a registered class of the equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of FreeRealTime.com. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of copies of such forms received by us with respect to fiscal year ended March 31, 2000, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2000 all of our directors and executive officers and persons who own more than 10% of our common stock complied with the reporting requirements of Section 16(a), except that David Armitage failed to timely file a Form 3 and Stuart Robson, who resigned from office as a director and officer on January 28, 2000, failed to timely file a Form 4 to report two (2) stock option exercises on March 23, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

     The tables below set forth certain information concerning the annual rates of compensation paid by us to our Chief Executive Officers and our other executive officers whose total salary and compensation exceeded $100,000 for services rendered in all capacities during the year ended March 31, 2000 (our "Executive Officers"), for each of the last three completed fiscal years ending March 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                           -----------------------   ---------------------------------
                                                      OTHER ANNUAL       SECURITIES        ALL OTHER
        NAME AND POSITION           YEAR    SALARY    COMPENSATION   UNDERLYING OPTIONS   COMPENSATION
        -----------------           ----   --------   ------------   ------------------   ------------
Brad G. Gunn......................  2000   $133,278           --                --           $2,635
  Co-Chief Executive Officer        1999         --           --           237,802               --
                                    1998         --           --           118,901               --
Geoffrey Moore(1).................  2000     10,000     $110,000                --               --
  Co-Chief Executive Officer        1999         --           --           525,000               --
                                    1998         --           --                --               --

---------------
(1) Mr. Moore became our Co-Chief Executive Officer on January 28, 2000. Prior to that time his company, Arete Advisors, Inc., rendered consulting services to us. Other Annual Compensation consists of payments to Arete for consulting services rendered by Arete to us.

     There were no stock options or stock appreciation rights awarded to our Executive Officers during Fiscal 2000.

     The following table sets forth certain information with respect to exercisable and unexercisable options held by our Executive Officers as of March 31, 2000.

                            FY-END OPTION VALUES(1)

                                                                                  VALUE OF
                                NUMBER OF SECURITIES                      UNEXERCISED IN-THE-MONEY
                               UNDERLYING UNEXERCISED                         OPTIONS AT FISCAL
                               OPTIONS AT FISCAL YEAR                             YEAR END
NAME                                EXERCISABLE          UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                           ----------------------    -------------    -------------------------
Brad Gunn....................     237,802/118,901              0                  0/$71,341
Geoffrey Moore...............           525,000/0              0                  0

---------------
(1) There were no options exercised in Fiscal 2000 by our Executive Officers.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive directors fees of $2,000 for each Board of Directors meeting attended and $500 for each Board of Directors meeting attended by telephone. With respect to committee meetings held on a day other than the date on which a board meeting is held outside members receive fees of $1,000 for each committee meeting attended in person and $250 for each meeting attended by telephone conference call.

COMMITTEES OF THE BOARD

     The Company currently has a Compensation Committee which consists of Ari Engleberg, Dave Gale and Steve Livingston and an Audit Committee which consists of Ari Engleberg, Dave Gale and Ronald (Clancy) Woods.

1999 EQUITY INCENTIVE PLAN

     On November 22, 1999, we adopted the FreeRealTime.com 1999 Equity Incentive Plan, or (the "Plan"), pursuant to which 2,500,000 shares of our common stock have been reserved for issuance to our officers, directors, employees and consultants upon exercise of options granted under the Plan. The primary purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, officers, directors and consultants and to promote the success of our business by offering individuals a greater personal interest in our business through stock ownership. Options granted under the Plan may be incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, or non-qualified stock options, which are options that are not designated as incentive stock options by the plan administrator or options that are designated as incentive stock options but fail to qualify as such under
Section 422 of the Code. Stock purchase rights can also be granted under the Plan. The Plan is administered by our compensation committee, which determines, among other things, the persons to be granted options or stock purchase rights, the number of shares subject to each award granted under the Plan and the terms and conditions of each award. The Plan terminates on January 1, 2009.

     Non-qualified stock options and stock purchase rights may be granted to our employees, directors and consultants. Incentive stock options may only be granted to our employees. The exercise price of any incentive stock option granted under the plan must be equal to the fair market value of the shares on the date of the grant, unless the person receiving such option already owns more than 10% of our outstanding common stock, in which case the exercise price must be at least 110% of the fair market value of the shares on the date of the grant. The exercise price of any non-qualified stock option granted under the Plan must be equal to at least 85% of the fair market value of the shares on the date of the grant, unless the person receiving such options already owns more than 10% of our outstanding common stock, in which case the exercise price must be at least 110% of the fair market value of the shares on the date of the grant. The plan administrator determines the term of each option and the manner in which it may be exercised, provided that no option granted under the Plan can be exercisable more than ten years from the date of the grant and no incentive stock options granted to a person that already holds 10% or more of our outstanding common stock can exercisable more than five years from the date of the grant. Additionally, no options granted under the Plan may vest and become exercisable at a rate of less than 20% per year for five years. Our compensation committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any options.

     As of June 23, 2000 there are issued and outstanding options to purchase an aggregate of 1,589,038 shares under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 23, 2000, the number of shares and percentage of voting interest (on a fully diluted basis) represented by shares of Common Stock held by each of our directors and executive officers and of each person who beneficially owns more than 5% of our Common Stock. Except as specified below, management is not aware of any individual or entity that owns 5% or more of the voting securities of the Company; unless otherwise stated, each of the stockholders below has sole voting and dispositive power with respect to shares beneficially owned by stockholder.

NAME AND ADDRESS OF                                     NUMBER OF SHARES OF    PERCENTAGE OF
BENEFICIAL OWNER(1)(2)                                     COMMON STOCK            CLASS
----------------------                                  -------------------    -------------
Brad Gunn.............................................       2,913,353(3)          37.0%
Geoffrey Moore........................................         525,000(4)           6.4
Michael Neufeld.......................................         325,000(5)           4.1
Scott Brown...........................................          94,476(6)           1.2
Ari Engelberg.........................................           1,662(7)           (12)
Stephen N. Livingston.................................         203,662(8)           2.6
David Gale............................................           2,662(9)           (12)
Ronald (Clancy) Woods.................................           1,662(10)          (12)
Telescan, Inc. .......................................         600,000              7.8
Stuart Robson.........................................         777,786             10.2
All directors and officers as a group (13 persons)....       4,422,479(11)         49.1

---------------

 (1) The address for each of the persons listed herein, other than Telescan, is 3333 Michelson Drive, Suite 430, Irvine, California 92612.

 (2) The address for Telescan is 5959 Corporate Drive, Suite 2000, Houston, Texas 77036

 (3) Brad Gunn. This amount includes 237,302 currently exercisable stock options.

 (4) Geoffrey Moore. This amount reflects the number of shares Mr. Moore currently has the right to acquire pursuant to stock options which are fully vested.

 (5) Michael Neufeld. This amount reflects the number of shares Mr. Neufeld currently has the right to acquire pursuant to vested stock options and also includes 25,000 shares which Mr. Neufeld has the right to acquire within sixty days.

 (6) Scott Brown. This amount includes 31,976 shares of common stock which are owned by Mr. Brown as well as vested options to purchase 62,500 shares of common stock.

 (7) Ari Engelberg. This amount reflects the number of shares Mr. Engelberg currently has the right to acquire pursuant to vested stock options and also includes 554 shares which Mr. Engelberg has the right to acquire within sixty days.

 (8) Stephen N. Livingston. This amount includes 127,000 shares held by the Livingston Trust, warrants to purchase 75,000 shares of common stock held by the Livingston Trust, 1108 shares which Mr. Livingston currently has the right to acquire pursuant to currently exercisable stock options and 554 shares which Mr. Livingston has the right to acquire within 60 days.

 (9) Dave Gale. This amount includes 1,000 shares of common stock owned by Mr. Gale as well as 1108 shares which Mr. Livingston currently has the right to acquire pursuant to currently exercisable stock options and 554 shares which Mr. Gale has the right to acquire within 60 days.

(10) Ronald (Clancy) Woods. This amount reflects the number of shares Mr. Woods currently has the right to acquire pursuant to 1108 vested stock options and 554 share which Mr. Woods has the right to acquire within 60 days.

(11) Includes 1,346,450 options which are currently vested or will be exercisable within 60 days.

(12) Less than 1.0%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are unaware of any transactions during the last two years in which we were a party and any of our directors or executive officers, or any family member of our directors or officers, had a direct or indirect material interest.

ITEM 13.  REPORTS ON 8-K AND EXHIBITS

EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
    3.1  Certificate of Incorporation(1)
    3.2  Agreement and Plan of Merger of by and between
         Freerealtime.com Delaware, Inc., a Delaware corporation and
         Freerealtime.com, Inc., a Colorado corporation, dated
         November 23, 1999 (the "Freerealtime Merger Agreement")(1)
    3.3  Bylaws(1)
    4.1  Article IV of the Certificate of Incorporation(1)
    4.2  Article V of Bylaws(1)
    4.3  Section III of the Freerealtime Merger Agreement(1)
  4.3.1  July 1999 Stockholders Agreement and Warrant Agreement
  4.3.2  September 1999 Stockholders Agreement
   10.1  Agreement for Receipt and Use of Market Data between First
         International Financial Corporation and the New York Stock
         Exchange, Inc., dated December 23, 1997(1)
   10.2  NQDS Information Vendor Agreement between The Nasdaq Stock
         Market, Inc. and First International Financial Corporation
         (Alberta), dated March 25, 1997(1)
 10.2.1  Amendment to Attachment A -- System Description of NQDS
         Information Vendor Agreement, dated April 25, 1997(1)
 10.2.2  Addendum to the Vendor Agreements for Level 1 Service and
         Last Sale Service of The National Stock Market, Inc.,
         between The Nasdaq Stock Market, Inc. and First
         International Financial Corporation (Alberta), dated May 20,
         1999(1)
   10.3  S&P Comstock Information Distribution License Agreement
         between S&P Comstock, Inc. and First International Financial
         Corporation (Alberta), dated June 13, 1997(1)
 10.3.1  Addendum to Exhibit C of License Agreement by and between
         S&P Comstock, Inc. and First International Financial
         Corporation (Alberta), dated June 13, 1997(1)
   10.4  Options Price Reporting Authority Vendor Agreement, between
         First International Financial Corporation (Alberta) and the
         American Stock Exchange, Inc., Chicago Board Options
         Exchange, Incorporated and Philadelphia Stock Exchange,
         Inc., dated August 12, 1997(1)
 10.4.1  Electronic Contracting Vendor Agreement/Rider, between First
         International Corporation and the AMEX, Chicago Board of
         Options Exchange Incorporated NYSE, Pacific Exchange
         Incorporated and Philadelphia Stock Exchange, Inc. ("OPRA")
         dated October 18, 1999.
   10.5  Representation Agreement between 2CAN Media, Inc. and
         FreeRealTime.com dated March 10, 1999(1)
 10.5.1  Amendment #1 to Representation Agreement by and between
         Adsmart Corporation (successor in interest to 2CAN Media,
         Inc.) and FreeRealTime.com dated December 1, 1999(2)
   10.6  Marketing and License Agreement dated September 30, 1999 between FreeRealTime.com, Inc. and Telescan, Inc.(1)
 10.6.1  Amendment #1 to Marketing and License Agreement dated
         September 30, 1999 by and between FreeRealTime.com, Inc. and
         Telescan, Inc.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
   10.7  Equipment Lease between Balboa Capital Corporation and
         FreeRealTime.com, dated March 25, 1999(1)
   10.8  Master Services Agreement between Exodus Communications,
         Inc. and FreeRealTime.com, Inc. dated August 6, 1999(1)
 10.8.1  Order Form/Addendum to Master Services Agreement by and
         between Exodus Communications, Inc. and FreeRealTime.com,
         dated December 21, 1999(2)
   10.9  Web Hosting and Internet Access Service Agreement between
         Qwest Internet Solutions, Inc., a Delaware corporation and
         FreeReelTime.com dated May 1, 2000
  10.10  Lease between Certus Developments, Inc. and FreeRealTime.com dated October 25, 1999(2)
10.10.1  Assignment of Certus Developments, Inc. Lease dated October
         25, 1999
  10.11  License Agreement for premises known as 3333 Michelson
         Drive, Irvine, CA dated May 15, 2000 by and between Jamboree
         LLC and FreeRealTime.com, Inc.
  10.12  FreeRealTime.com 1999 Equity Incentive Plan
  10.13  Website Development, Hosting and License Agreement between
         Imperial Capital LLC and FreeRealTime.com, Inc. dated
         February 22, 2000
  10.14  Agreement and Plan of Merger by and Among FreeRealTime.com
         and RedChip.com, Inc. dated June 6, 2000(3)
  10.15  Letter Agreement with Jeffries & Company, Inc. dated May 25,
         2000 to act as financial advisor and to render a fairness
         opinion on the RedChip.com transaction
   27.1  Financial Data Schedule

---------------
(1) Previously filed as an exhibit to Registrant's Form 10-SB which became effective December 1, 1999.

(2) Previously filed as an exhibit to Registrant's Form 10-Q for the quarter ended December 31, 1999.

(3) Previously filed as an exhibit to a Current Report on Form 8-K filed on June 6, 2000.

REPORTS ON FORM 8-K

     a. On January 28, 2000, we filed a Current Report on Form 8-K reporting under Item 5 that we were expanding our board of directors to seven members, that two of our board members had resigned and that six new board members had been elected. The Current Report included a press release which identified each of the new board members and provided a brief biographical sketch.

     b. On June 6, 2000, we filed a Current Report on Form 8-K reporting under
Item 5 that we had entered into an Agreement and Plan of Merger with RedChip.com, Inc., a Delaware corporation, pursuant to which we would form a new subsidiary that would merge with and into RedChip. Following the merger, RedChip would be a wholly-owned subsidiary of FreeRealTime. The Current Report included a copy of the Agreement and Plan of Merger which was attached as an exhibit thereto.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 29th day of June, 2000

                                          Freerealtime.com, Inc.

                                          By: /s/ BRAD G. GUNN
                                            ------------------------------------
                                            Brad G. Gunn
                                            Co-Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the this the 29th day of June, 2000.

                       NAME                                                TITLE
                       ----                                                -----

/s/ BRAD G. GUNN                                     Co-Chief Executive Officer, President
---------------------------------------------------
Brad G. Gunn

/s/ GEOFFREY MOORE                                   Co-Chief Executive Officer and Chairman of the
---------------------------------------------------  Board
Geoffrey Moore

/s/ MICHAEL NEUFELD                                  Chief Financial Officer
---------------------------------------------------  (Principal Accounting Officer)
Michael Neufeld

/s/ ARI ENGLEBERG                                    Director
---------------------------------------------------
Ari Engleberg

                                                     Director
---------------------------------------------------
Stephen N. Livingston

/s/ SCOTT L. BROWN                                   Director
---------------------------------------------------
Scott L. Brown

/s/ DAVID GALE                                       Director
---------------------------------------------------
David Gale

/s/ RONALD (CLANCY) WOODS                            Director
---------------------------------------------------
Ronald (Clancy) Woods

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
    3.1  Certificate of Incorporation(1)
    3.2  Agreement and Plan of Merger of by and between
         Freerealtime.com Delaware, Inc., a Delaware corporation and
         Freerealtime.com, Inc., a Colorado corporation, dated
         November 23, 1999 (the "Freerealtime Merger Agreement")(1)
    3.3  Bylaws(1)
    4.1  Article IV of the Certificate of Incorporation(1)
    4.2  Article V of Bylaws(1)
    4.3  Section III of the Freerealtime Merger Agreement(1)
  4.3.1  July 1999 Stockholders Agreement and Warrant Agreement
  4.3.2  September 1999 Stockholders Agreement
   10.1  Agreement for Receipt and Use of Market Data between First
         International Financial Corporation and the New York Stock
         Exchange, Inc., dated December 23, 1997(1)
   10.2  NQDS Information Vendor Agreement between The Nasdaq Stock
         Market, Inc. and First International Financial Corporation
         (Alberta), dated March 25, 1997(1)
 10.2.1  Amendment to Attachment A -- System Description of NQDS
         Information Vendor Agreement, dated April 25, 1997(1)
 10.2.2  Addendum to the Vendor Agreements for Level 1 Service and
         Last Sale Service of The National Stock Market, Inc.,
         between The Nasdaq Stock Market, Inc. and First
         International Financial Corporation (Alberta), dated May 20,
         1999(1)
   10.3  S&P Comstock Information Distribution License Agreement
         between S&P Comstock, Inc. and First International Financial
         Corporation (Alberta), dated June 13, 1997(1)
 10.3.1  Addendum to Exhibit C of License Agreement by and between
         S&P Comstock, Inc. and First International Financial
         Corporation (Alberta), dated June 13, 1997(1)
   10.4  Options Price Reporting Authority Vendor Agreement, between
         First International Financial Corporation (Alberta) and the
         American Stock Exchange, Inc., Chicago Board Options
         Exchange, Incorporated and Philadelphia Stock Exchange,
         Inc., dated August 12, 1997(1)
 10.4.1  Electronic Contracting Vendor Agreement/Rider, between First
         International Corporation and the AMEX, Chicago Board of
         Options Exchange Incorporated NYSE, Pacific Exchange
         Incorporated and Philadelphia Stock Exchange, Inc. ("OPRA")
         dated October 18, 1999.
   10.5  Representation Agreement between 2CAN Media, Inc. and
         FreeRealTime.com dated March 10, 1999(1)
 10.5.1  Amendment #1 to Representation Agreement by and between
         Adsmart Corporation (successor in interest to 2CAN Media,
         Inc.) and FreeRealTime.com dated December 1, 1999(2)
   10.6  Marketing and License Agreement dated September 30, 1999 between FreeRealTime.com, Inc. and Telescan, Inc.(1)
 10.6.1  Amendment #1 to Marketing and License Agreement dated
         September 30, 1999 by and between FreeRealTime.com, Inc. and
         Telescan, Inc.
   10.7  Equipment Lease between Balboa Capital Corporation and
         FreeRealTime.com, dated March 25, 1999(1)
   10.8  Master Services Agreement between Exodus Communications,
         Inc. and FreeRealTime.com, Inc. dated August 6, 1999(1)
 10.8.1  Order Form/Addendum to Master Services Agreement by and
         between Exodus Communications, Inc. and FreeRealTime.com,
         dated December 21, 1999(2)

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
   10.9  Web Hosting and Internet Access Service Agreement between
         Qwest Internet Solutions, Inc., a Delaware corporation and
         FreeReelTime.com dated May 1, 2000
  10.10  Lease between Certus Developments, Inc. and FreeRealTime.com dated October 25, 1999(2)
10.10.1  Assignment of Certus Developments, Inc. Lease dated October
         25, 1999
  10.11  License Agreement for premises known as 3333 Michelson
         Drive, Irvine, CA dated May 15, 2000 by and between Jamboree
         LLC and FreeRealTime.com, Inc.
  10.12  FreeRealTime.com 1999 Equity Incentive Plan
  10.13  Website Development, Hosting and License Agreement between
         Imperial Capital LLC and FreeRealTime.com, Inc. dated
         February 22, 2000
  10.14  Agreement and Plan of Merger by and Among FreeRealTime.com
         and RedChip.com, Inc. dated June 6, 2000(3)
  10.15  Letter Agreement with Jeffries & Company, Inc. dated May 25,
         2000 to act as financial advisor and to render a fairness
         opinion on the RedChip.com transaction
   27.1  Financial Data Schedule

---------------
(1) Previously filed as an exhibit to Registrant's Form 10-SB which became effective December 1, 1999.

(2) Previously filed as an exhibit to Registrant's Form 10-Q for the quarter ended December 31, 1999.

(3) Previously filed as an exhibit to a Current Report on Form 8-K filed on June 6, 2000.