Form 10-Q
period 2000-06-30
FREEREALTIME COM INC
filed 2000-08-14
CIK 1073091

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to ___________________

    Commission file number 0-27493.


                             FREEREALTIME.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                        33-0881720
----------------------------                        -------------------
(State of Incorporation No.)                         (I.R.S. Employer
                                                    Identification No.)

                              3333 Michelson Drive
                                    Suite 430
                               Irvine, California
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 833-2959
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at August 9, 2000
---------------------------------------            -----------------------------
Common Stock, par value $0.01 per share                    7,640,622 shares

                             FREEREALTIME.COM, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets-
         June 30, 2000 and March 31, 2000                                  3

         Unaudited Condensed Consolidated Statements of Operations-
         For the Three Months Ended June 30, 2000 and 1999                 4

         Unaudited Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended June 30, 2000 and 1999                 5

         Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                             7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 13

SIGNATURE                                                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

                     Condensed Consolidated Balance Sheets

                     As of June 30, 2000 and March 31, 2000
                             (Dollars in thousands)

                                                            June 30,    March 31,
                                                              2000        2000
                                                            --------    ---------
                                                           (unaudited)
                           ASSETS

Current assets:
    Cash and cash equivalents                               $ 1,325     $ 2,501
    Accounts receivable, net of allowance for
       doubtful accounts of $166 and $166, respectively       1,927       1,322
    Prepaid expenses and other current assets                   567         564
                                                            -------     -------
               Total current assets                           3,819       4,387
                                                            -------     -------

Property, plant and equipment, net                            1,115         886

Other assets, net                                               726         333
                                                            -------     -------
                                                            $ 5,660     $ 5,606
                                                            =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of notes payable                   $    --     $    15
    Current portion of capital lease obligations                 23          26
    Trade accounts payable                                    4,700       4,815
    Accrued expenses                                             74          24
    Deferred revenue                                            264         494
                                                            -------     -------
               Total current liabilities                      5,061       5,374
                                                            -------     -------

Notes payable to stockholders, excluding current portion         11          12
Capital lease obligations, net of current portion                21          25

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares
       authorized; no shares issued and outstanding              --          --
    Common stock, no par value 50,000,000 shares
       authorized; 7,640,622 and 7,213,670 issued
       and outstanding as of June 30 and March 31,
       2000, respectively                                     7,897       7,708
    Accumulated deficit                                      (7,262)     (7,187)
    Unearned compensation                                       (68)       (326)
                                                            -------     -------
               Total stockholders' equity                       567         195

Commitments and contingencies
                                                            -------     -------
                                                            $ 5,660     $ 5,606
                                                            =======     =======

See accompanying notes to condensed consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

                Condensed Consolidated Statements of Operations

              Three Months ended June 30, 2000 and 1999 (Dollars in
                        thousands, except per share data)
                                   (UNAUDITED)

                                                                  June 30,
                                                          ------------------------
                                                            2000          1999
                                                          ---------     ----------
                                                         (unaudited)   (unaudited)
Revenues                                                  $   2,978     $   1,505
Cost of revenues                                                884         1,617
                                                          ---------     ---------
            Gross profit                                      2,094          (112)

General, administrative, selling and
  development expenses                                        2,044           767
Non-cash charge - stock option grants                           159           438
                                                          ---------     ---------
            Total general, administrative, selling
               and development expenses                       2,203         1,205

Interest expense (income)                                       (34)            3
                                                          ---------     ---------
            Net loss                                      $     (75)    $  (1,320)
                                                          =========     =========

Basic and diluted loss per common share                   $   (0.01)    $   (0.20)
                                                          =========     =========
Common shares used in computing basic and
  diluted per share amounts                               7,299,824     6,573,407
                                                          =========     =========


See accompanying notes to condensed consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                 AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows

                    Three Months ended June 30, 2000 and 1999
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                        June 30,
                                                                  --------------------
                                                                    2000        1999
                                                                  -------      -------
                                                                (unaudited)  (unaudited)
Cash flows from operating activities:
     Net loss                                                     $   (75)     $(1,320)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization                               57           24
           Provision for doubtful accounts                             --           10
           Non-cash charge - stock options                            159          438
           Change in assets and liabilities:
              Accounts receivable                                    (605)        (415)
              Prepaid expenses and other assets                      (396)          (6)
              Trade accounts payable and accrued expenses             (65)         972
              Deferred revenue                                       (230)          24
                                                                  -------      -------
                 Net cash used in operating activities             (1,155)        (273)
                                                                  -------      -------
Cash flows from investing activities:
     Capital expenditures                                            (286)         (71)
                                                                  -------      -------
                 Net cash used in investing activities               (286)         (71)
                                                                  -------      -------

Cash flows from financing activities:
     Borrowings (repayments) of long-term debt                         (8)           7
     Borrowings (repayments) of short-term debt                       (15)          12
     Proceeds from issuance of common stock                           301          400
     Stock issuance costs                                             (13)         (72)
                                                                  -------      -------
                 Net cash provided by financing activities            265          347
                                                                  -------      -------
                 Net (decrease)/increase in cash                   (1,176)           3

Cash at beginning of period                                         2,501          493
                                                                  -------      -------

Cash at end of period                                             $ 1,325      $   496
                                                                  =======      =======
Supplemental disclosure of cash flow information:

     Cash paid during the period for:
        Interest                                                  $    17      $     5
                                                                  =======      =======
Supplemental disclosure of noncash investing and
  financing activities:
        Unearned compensation related to stock options                 84          414
                                                                  =======      =======

See accompanying notes to condensed consolidated financial statements.

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR
                      THE THREE MONTHS ENDED JUNE 30, 2000

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements as of June 30, 2000 and for the three-month periods ended June 30, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2000, which can be found in the Company's Form 10-KSB as filed with the Securities and Exchange Commission and incorporated herein by this reference. The results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

2. SALE OF UNREGISTERED SECURITIES (AMOUNTS ARE ACTUAL, NOT IN THOUSANDS)

         In June 2000, the Company offered shares of common stock pursuant to a private placement. The price of each share was $4.50 and 40,268 shares were issued for total offering proceeds of $181,200 (less issuance costs of $5,000). The Company relied on a registration exemption under Section 5 of the 1933 Act to issue these shares without registering the underlying securities.

3. DEFINITIVE MERGER AGREEMENT SIGNED

         On June 6, 2000, the Company entered into an Agreement and Plan of Merger with RedChip.com, Inc., a Delaware corporation ("RedChip"). Upon the closing of this transaction, the Company will issue 4,000,000 new shares of its common stock to the shareholders of RedChip, subject to potential adjustment, in exchange for all of the shares outstanding in RedChip. Following the close, RedChip will be a wholly-owned subsidiary of FreeRealTime.com, Inc. The
Company anticipates closing the transaction in August 2000; however, the closing is subject to numerous conditions and there can be no assurance that all such conditions will be met and that the transaction will close.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

OVERVIEW

         We are a financial media company, empowering investors with the information and tools they need in order to make knowledgeable investing decisions. Through our FreeRealTime.com Web site, we strive to be a "one-stop" portal for real-time financial information by offering free, real-time stock quotes and value-added content, including news, market commentary, company research, and analytical tools such as charting and portfolio stock tracking. We completed our first quarter ended June 30, 2000 with approximately 1.27 million registered users, an increase of 91% over the same period in the prior year when we had approximately 665,000 users as of the close of the first quarter ended June 30, 1999. We served approximately 176 million page-views on our FreeRealTime.com Web site during the month of June 2000. This represented an increase of 29% over the same month in the prior year when we served approximately 136 million page-views. A majority of our page views are real-time quote pages, though the Freerealtime.com site also provides market news, research, commentary, message boards, and other information. The Freerealtime.com Web site is offered free of charge to our registered users, and the sale of advertising currently represents our largest source of revenue from this Web site.

         We also own and operate the BullSession.com Web site, where we offer active investors a subscription service of "streaming" real-time quotes and dynamically updating stock portfolios. BullSession.com completed the first quarter ended June 30, 2000 with approximately 4,500 subscribers, as compared to 4,700 as of June 30, 1999, a decline of 4%. We believe this decline in active subscribers during the first quarter ended June 30, 2000 was primarily due to the widespread pull-back of the stock market, along with reduced trading activity, which began in April 2000. However, our subscription revenue for the three months ended June 30, 2000 has increased over the same period last year as higher effective pricing packages have been selected by our subscribers on average. In addition, our gross margins are substantially higher than the same period last year on our subscription revenues (and for the company as a whole) primarily due to significant reductions in our stock exchange fees paid by the Company for real time market data, as well as overall economies of scale which have been achieved. We will continue to explore new opportunities, however, to enhance the BullSession.com Web site, and also plan to introduce new subscription products and services in order to pursue continued growth in this segment of our business. Our source of revenue from the BullSession.com Web site is the sale of subscriptions at monthly prices ranging from $26 to $50.

         On June 6, 2000, we entered into an Agreement and Plan of Merger with RedChip.com, Inc., a Delaware corporation ("RedChip"). We believe that the merger, among other things, will expand FreeRealTime.com's content offering, enabling us to provide broad based financial information including proprietary, institutional quality independent research on publicly traded companies. Additionally, the merger will offer opportunities to expand our subscription and transaction-based services, and will add new opportunities in providing "business to business" services to publicly traded companies in the form of investor awareness programs. Upon the closing of this transaction, we will issue 4 million new shares of our common stock to the shareholders of RedChip in exchange for all of the shares outstanding in RedChip. Following the close, RedChip will be a wholly-owned subsidiary of FreeRealTime.com, Inc. While we anticipate closing the transaction by the end of August 2000, the closing is subject to numerous conditions and there can be no assurance that all such conditions will be met and that the transaction will close. Furthermore, even if the merger does close, there can be no assurance that we will be able to realize any of our anticipated benefits from the merger. Jefferies & Company, Inc. ("Jefferies"), an investment bank, served as our financial advisor for this transaction, and rendered a fairness opinion to our board of directors opining to the fairness of the price to be paid by us for RedChip. We have also engaged Jefferies to serve as our lead placement agent in connection with the sale of up to $20 million of our equity securities.

         On May 25, 2000 the Company formed and purchased 4 million shares of Series A Convertible Preferred Stock in DigitalOffering, Inc., a newly formed Delaware corporation ("DigitalOffering"). The Company plans to operate the transaction services segment of its business model through DigitalOffering, including providing access for retail and institutional investors to on-line private placements and public offerings of equity securities, market trading in fixed-income securities, and institutional order execution for the purchase and sale of equity securities. DigitalOffering has filed an application with the National Association of Securities Dealers to obtain a license that will allow it to participate in fee sharing arrangements associated with these transactions.

During the quarter ended June 30, 2000, the Company continued its trend of producing strong revenue growth over all preceding periods, with significant improvement in our gross margins and financial results from operations. We also incurred significant increases in total selling, general, administrative expenses, and development costs. These increased costs centered primarily around increased payroll and consulting costs with the hiring of additional members of management, sales and marketing staff, accounting personnel, customer support personnel, administrative personnel, and by engaging key consultants, primarily in the software development area. Our spending has been focused on adding compelling content to FreeRealTime.com, enhancing the performance of our Web sites, building the organization in all areas, and developing brand awareness. Although we enjoyed marked increases and improvement in certain financial results during this quarter over the same period last year, there can be no assurance that we will continue to realize similar growth in the future, nor that we will achieve improved financial results in the future. We plan to substantially increase our operating and capital expenditures in order to continue building site traffic and brand awareness, and in launching new business initiatives. Additionally, in the event the merger with RedChip.com closes, we expect to incur operating losses, as well as negative cash flow from operations, until the combined companies achieve the revenue and cost synergies that we believe will be realized over time.

         Our current sources of revenue from the FreeRealTime.com Web site include advertising sales, e-mail marketing revenues, web-hosting fees, co-branded revenue sharing, and subscription revenues. For BullSession.com, our source of revenue is from the sale of subscriptions. The Company also provided software development services to an outside third party during the quarter ended June 30, 2000 from which the Company generated significant revenue.

         Our management efforts and strategies are oriented to enhancing our existing revenues, as well as developing new revenue opportunities. These efforts include (i) continually improving our Web sites so that they exhibit more robust functionality, additional content, and greater ease-of-use, (ii) building our in-house direct ad sales force to increase revenues, (iii) pursuing higher prices, CPM, for our ad impressions through greater use of user "targeting" ad serving technology and the addition of non-quote content pages, and (iv) focusing on additional revenue sources including the sale of access to our registered user base for advertisers through targeted e-mail marketing campaigns, new co-branding alliances with other Web sites which involves content and revenue sharing, adding new subscription-based products and services, and pursuing opportunities to share in revenues generated from other on-line transactions. We also have strategies to drive growth in our subscriber base, and thereby increase our subscription fees, by enhancing our BullSession.com service and adding new subscription-based tools and content services. Apart from our efforts to grow our revenues, we believe that our costs per page view on FreeRealTime.com should continue to decline over time due to declining costs in programming, datafeed and other services from our suppliers as well as from the effect of spreading certain fixed costs over greater page view traffic. Though we expect to incur net losses for the foreseeable future, we plan to continue to execute on these and other measures which are designed with an objective of achieving profitable operations, although we cannot give any assurances as to achieving this objective.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

REVENUES

         Revenues, which include ad sales, subscription fees, transaction service fees, and web-hosting/co-brand revenue, increased by 98% to $2,978,000 in the three months ended June 30, 2000 from $1,505,000 in the three months ended June 30, 1999. The increase in total revenue was primarily the result of an increase in ad revenues, along with new transaction service fees generated from software development services provided by the Company to a strategic partner. Ad revenues increased primarily due to the substantial increase from period to period in the number of users, page views, and ad impressions on the Freerealtime.com Web site.

         Revenue from advertising on Freerealtime.com increased by 135% to $2,067,000 in the three months ended June 30, 2000 from $ 880,000 in the three months ended June 30, 1999. Revenue from subscriptions to the BullSession.com Web site increased by 2% to $454,000 in the three months ended June 30, 2000 from $444,000 in the three months ended June 30, 1999, despite a 4% decrease in the number of BullSession.com subscribers from the same period last year. This was the result of higher effective pricing plans selected by subscribers. Revenue from transaction services increased to $237,000 in the three months ended June 30, 2000 from $-0- in the three months ended June 30, 1999. This was the result of software development services provided by the Company to Imperial Capital, LLC ("IC"), to develop a fixed-income securities information and trading Web site for IC. Revenue from web-hosting and co-branding ventures increased by 22% to $220,000 in the three months ended June 30, 2000 from $181,000 in the three months ended June 30, 1999, primarily due to increased traffic on co-branded Web sites.

COST OF REVENUES

         Cost of revenues decreased by 45% to $884,000 in the three months ended June 30, 2000 from $1,617,000 in the three months ended June 30, 1999. This decrease was primarily the result of reduced rates paid for real-time quotes, a $300,000 credit related to past exchange fees, and from economies of scale associated with higher volumes of Web-site traffic and revenues. Cost of revenues as a percent of revenues decreased to 30% in the three months ended June 30, 2000 from 107% in the three months ended June 30, 1999.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and Marketing expense increased by 137% to $731,000 in the three months ended June 30, 2000 from $308,000 in the three months ended June 30, 1999. Sales and Marketing expense as a percent of revenues increased to 25% in the three months ended June 30, 2000 from 20% in the three months ended June 30, 1999. The period to period increase in Sales and Marketing expense was primarily the result of increased advertising sales commissions paid to third party ad sales firms, salaries, commissions, and benefits related to additional sales and marketing personnel hired to manage our advertising sales function and to direct the overall marketing efforts of the Company, and other marketing and advertising expenditures.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased by 229% to $1,035,000 in the three months ended June 30, 2000 from $315,000 in the three months ended June 30, 1999. General and administrative expense as a percent of revenues increased to 35% in the three months ended June 30, 2000 from 21% in the three months ended June 30, 1999. The period to period increase was primarily the result of increased costs of additional personnel, including in the areas of executive management, customer care, administrative, accounting, legal, Web site operations, and corporate development, consulting and other professional fees, as well as greater occupancy costs, legal and accounting fees, insurance costs, telecommunications costs, and other overhead costs associated with managing our rapid growth in traffic on our Web sites.

         PRODUCT DEVELOPMENT. Product development expense increased by 93% to $278,000 in the three months ended June 30, 2000 from $144,000 in the three months ended June 30, 1999. Product development expense as a percent of revenues decreased slightly to 9% in the three months ended June 30, 2000 from 10% in the three months ended June 30, 1999. The period-to-period increase in product development expense was primarily the result of costs of additional personnel, including costs for software developers, as well as fees paid to third party developers and systems consultants.

         NON-CASH CHARGES-STOCK OPTION GRANTS. For the three months ended June 30, 2000, we recorded an additional amount of aggregate unearned compensation of $84,000, as compared to $414,000 for the three months ended June 30, 1999, reflecting the grant of stock options to employees and non-employees. Certain of these options were granted at exercise prices less than the fair market value of the underlying common stock on the grant date. We may record additional unearned compensation in future periods to reflect additional option grants at exercise prices less than the fair market value of common stock on the grant date. In addition, we anticipate that the granting of options in the future to third party service providers with exercise prices equal to or above the fair market value on the date of grant may still generate additional unearned compensation and non-cash charges when accounted for in accordance with prevailing accounting methods. For the three months ended June 30, 2000, $159,000 was amortized to expense as a non-cash charge from unearned compensation recorded as the result of vested stock options granted during this as well as previous periods, as compared to $438,000 for the three months ended June 30, 1999. As the unearned compensation is amortized based on the vesting period of the stock options granted, we expect there will be material variations in the amount of this expense from quarter to quarter and that quarterly comparisons of such expense are not meaningful.

INTEREST INCOME (EXPENSE), NET

         Net interest income was $34,000 in the three months ended June 30, 2000, compared to net interest expense of $3,000 incurred in the three months ended June 30, 1999. Interest income during the three months ended June 30, 2000 was earned on money market investments from proceeds raised from the sale of the Company's common stock.

INCOME TAXES

         We have incurred losses since inception and again during the three months ended June 30, 2000, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes during these periods. Deferred tax assets for the three months ended June 30, 2000 which would otherwise reflect the tax net operating loss carryforwards existing at the balance sheet date, as well as the taxable temporary differences in the treatment of certain items, are fully offset by valuation allowances. We will reassess the need to record such valuation allowances, or a current or deferred tax liability as appropriate, over future periods.

LIQUIDITY AND CAPITAL RESOURCES

         To date, our operations have been financed primarily from the sale of equity securities, and to a lesser extent, from a non-revolving loan from Royal Bank in Calgary, loans from stockholders, directors, and other outside parties, and from capital lease arrangements. As of June 30, 2000, approximately $1.3 million in cash and cash equivalents was on hand.

OPERATING ACTIVITIES

         We used net cash in our operating activities in the amount of $1,155,000 during the three months ended June 30, 2000, as compared to $273,000 during the three months ended June 30, 1999. Net cash used in operating activities in the quarter ended June 30, 2000 was primarily the result of an increase in accounts receivable and prepaid expenses, and a decrease in accounts payable, accrued expenses and deferred revenue. Net cash used in operating activities in the quarter ended June 30, 1999 was primarily the result of our net loss for the period, and an increase in accounts receivable and prepaid expenses, partially offset by an increase in accounts payable, accrued liabilities, and deferred revenue:


      THREE MONTHS ENDED JUNE 30, 2000                       THREE MONTHS ENDED JUNE 30, 1999
------------------------------------------------       ----------------------------------------------
o  Net loss of approximately $75,000;                  o  Net loss of approximately $1,320,000;
o  An increase in accounts receivable of               o  An increase in accounts receivable of
   approximately $605,000;                                approximately $415,000;
o  An increase in prepaid and other assets of          o  An increase in prepaid expenses and other
   approximately $396,000;                                assets of $6,000;
o  A decrease in accounts payable and accrued          o  An increase in accounts payable and accrued
   expenses of approximately $65,000;                    expenses of approximately $972,000;
o  Depreciation of approximately $57,000;              o  Depreciation of approximately $24,000;
o  Non-cash charges-stock option grants of             o  An increase in deferred revenue of
   approximately $159,000; and                          approximately $24,000.
o  A decrease in deferred revenue of approximately
   $230,000.

Accounts payable decreased primarily as a result of an overall decrease in our cost of sales (mainly stock exchange fees) during the three months ended June 30, 2000. The amount of our accounts receivable at each period-end varies, primarily due to the timing of our advertising and sponsorship campaigns, and the growth in our subscription revenue, transaction based revenue, and web host/co-brand revenue. During the quarter, we experienced material collection difficulties with one customer account, and have recorded an allowance for uncollectible accounts accordingly.

INVESTING ACTIVITIES

         Cash used in investing activities was approximately $286,000 during the three months ended June 30, 2000, compared to $71,000 during the three months ended June 30, 1999, and consisted of property and equipment expenditures in both periods.

FINANCING ACTIVITIES

         Net cash provided by financing activities was approximately $265,000 during the three months ended June 30, 2000 compared to approximately $347,000 during the three months ended June 30, 1999. Cash used in financing activities during the three months ended June 30, 2000, was approximately $36,000, as compared to $72,000 during the three months ended June 30, 1999, and consisted of payments of debt obligations and stock issuance costs. Cash provided by financing activities during these same periods was approximately $301,000 and $419,000, respectively, which consisted primarily of gross proceeds from the sale of common stock and the exercise of stock options.

         We have no material financial commitments other than under our leases. Subject to cash availability, we anticipate significant increases in our operating and capital expenditures over the foreseeable future, including:

         o web-site development and enhancement for Freerealtime.com, BullSession.com, and DigitalOffering.com, including functionality, content, and back-end systems;

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

         o increased promotional activities, advertising, and other branding efforts, and

         o content development and acquisition.

         In addition to purchasing computer hardware, software, and office equipment, we also lease certain equipment under short term and long term leases with terms ranging from one to three years. We may exercise purchase options at the end of the lease terms if determined to be favorable to replacing such items at that time through lease renewal or capital acquisition. During Fiscal 2001 (i.e. the year ended March 31, 2001) we plan to spend up to $3,500,000 for computer hardware, software, office equipment, and tenant improvements. We lease our Irvine, California facility under a noncancelable operating lease that expires on May 31, 2000. We plan to relocate our Irvine operations to a larger facility sometime in Fiscal 2001. We will incur additional costs related to the relocation of the Irvine operations and may have to pay rent on two leases for a period of time. We recently moved our Calgary office into a larger facility in January 2000, under a cancelable operating lease which expires on January 1, 2005. The timing of these additional capital and operating expenditures, as well as the timing of hiring additional personnel to support our growth plans, and our ability to continue sustaining net losses and negative cash flows from operations will depend largely on our ability to continue to obtain additional capital through financing transactions. The failure to raise such capital when needed could have a material adverse effect on our business, operating results, and our financial condition. If additional funds are raised through the sale of equity, or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience significant dilution and these securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that additional financing will be available to us or on terms favorable to us. If adequate capital funds are not available or are not available on acceptable terms, our ability to fund our current growth plans and to take advantage of unanticipated opportunities, to develop or enhance our Web sites, or otherwise to respond to competitive pressures, could be significantly limited. Based on net proceeds received from the sale of equity securities during fiscal 2001, and management contingency plans to curtail growth and reduce our current scope of operations in the event that additional capital funds are not available to us, management believes we can continue our operations through fiscal 2001. As noted above, we have engaged Jefferies & Company, Inc., an investment bank, as our financial advisor and our lead placement agent in connection with the sale of up to $20 million of our equity securities.

         During the three months ended June 30, 2000 we completed one private equity financing in which we sold an aggregate of 40,268 shares of Common Stock for total gross proceeds of $181,206.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing market rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our investments mature in three months or less.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.                  Description
         -----------                  -----------

           10.1 Web Hosting and Internet Access Service Agreement between Quest Internet Solutions, Inc. and FreeRealTime.com, Inc, dated February 20, 2000, pursuant to which FreeRealTime.com receives co-location and communication services

           10.2 AdForce Services Agreement between AdForce, Inc. and FreeRealTime.com, Inc., dated July 1, 2000, whereby FreeRealTime.com receives ad serving management services related to advertising displayed on FreeRealTime.com

           27.1          Financial Data Schedule


REPORTS ON FORM 8-K

         a. On June 6, we filed a Current Report on Form 8-K reporting under
Item 5 that we had entered into an Agreement and Plan of Merger with RedChip.com, Inc. ("RedChip") Delaware corporation, pursuant to which we would form a new subsidiary that would merge with into RedChip. Following the merger, RedChip would be a wholly-owned subsidiary of FreeRealTime.com. The Current Report included a copy of the Agreement and Plan of Merger which was attached as an exhibit thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FREEREALTIME.COM, INC.


Date: August 14, 2000                     /s/  Michael Neufeld
                                          --------------------------------------
                                          Michael Neufeld
                                          Executive Vice President, Chief
                                          Financial Officer and Secretary (Duly
                                          Authorized Officer, Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

          Exhibit No.                 Description
         -----------                  -----------

           10.1 Web Hosting and Internet Access Service Agreement between Quest Internet Solutions, Inc. and FreeRealTime.com, Inc, dated February 20, 2000, pursuant to which FreeRealTime.com receives co-location and communication services

           10.2 AdForce Services Agreement between AdForce, Inc. and FreeRealTime.com, Inc., dated July 1, 2000, whereby FreeRealTime.com receives ad serving management services related to advertising displayed on FreeRealTime.com

           27.1          Financial Data Schedule
                         To be completed