Form 10-Q
period 2000-09-30
FREEREALTIME COM INC
filed 2000-11-14
CIK 1073091

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to ___________________

    Commission file number 0-27493.

                             FREEREALTIME.COM, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             33-0881720
(State of Incorporation No.)                               (I.R.S. Employer
                                                           Identification No.)

                              3333 Michelson Drive
                                    Suite 430
                               Irvine, California
                    (Address of principal executive offices)

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

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                                         Outstanding at November 10, 2000
    ---------------------------------------                                  --------------------------------
    Common Stock, par value $0.01 per share                                            15,215,808 shares

                             FREEREALTIME.COM, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
Part I - FINANCIAL INFORMATION

Item 1 Financial Statements:

        Unaudited Condensed Consolidated Balance Sheets-
        September 30, 2000 and March 31, 2000                                 3

        Unaudited Condensed Consolidated Statements of Operations-
        For the Three Months Ended September 30, 2000 and 1999, and the
        Six Months Ended September 30, 2000 and 1999                          4

        Unaudited Condensed Consolidated Statements of Cash Flows
        For the Six Months Ended September 30, 2000 and 1999                  5

        Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                 7

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                         15

Part II    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form  8-K                                  15

SIGNATURE                                                                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FREEREALTIME.COM, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                   As of September 30, 2000 and March 31, 2000
                             (Dollars in thousands)




                                 ASSETS                                 September 30, 2000      March 31, 2000
                                                                        ------------------      --------------
                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                                $  5,609               $ 2,501
     Accounts receivable, net of allowance for
        doubtful accounts of $478 and $166, respectively                         1,673                 1,322
     Prepaid expenses and other current assets                                     680                   564
                                                                              --------               -------

                 Total current assets                                            7,962                 4,387
                                                                              --------               -------

Property, plant and equipment, net                                               2,242                   886

Goodwill, net of amortization                                                   18,572

Other assets, net                                                                  618                   333
                                                                              --------               -------

                                                                              $ 29,394               $ 5,606
                                                                              ========               =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                     $     --               $    15
     Current installments of loan payable to shareholders                          134                    --
     Current portion of capital lease obligations                                   20                    26
     Trade accounts payable                                                      4,567                 4,815
     Accrued expenses                                                              562                    24
     Deferred revenue                                                              701                   494
                                                                              --------               -------

                 Total current liabilities                                       5,984                 5,374
                                                                              --------               -------

Notes payable to stockholders, excluding current portion                            --                    12
Capital lease obligations, net of current portion                                   78                    25

Stockholders' equity:
     Preferred stock, $0.01 par value, 5,000,000 shares authorized;
        no shares issued and outstanding                                            --                    --
     Common stock, $0.01 par value 50,000,000 shares authorized;
        15,450,914 and 7,213,670 issued and outstanding as of
        September 30 and March 31, 2000, respectively                           34,295                 7,708
     Treasury stock, 235,096 common shares at September 30, 2000                (1,085)                   --
     Accumulated deficit                                                        (9,846)               (7,187)
     Unearned compensation                                                         (32)                 (326)
                                                                              --------               -------

                 Total stockholders' equity                                     23,332                   195
                                                                              --------               -------
                                                                              $ 29,394               $ 5,606
                                                                              ========               =======


See accompanying notes to consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


                                                                   Three months ended                   Six months ended
                                                                      September 30,                       September 30,
                                                              ----------------------------         ---------------------------
                                                                 2000              1999              2000              1999
                                                              ----------         ---------         ---------         ---------
Revenues                                                      $    2,801         $   1,335         $   5,779         $   2,840
Cost of revenues                                                   1,422             1,213             2,306             2,830
                                                              ----------         ---------         ---------         ---------
            Gross profit                                           1,379               122             3,473                10

General, administrative, selling and development expenses          3,109               907             5,147             1,674
Amortization of goodwill                                             760                --               760                --
Merger Expenses                                                      114                --               114                --
Non-cash charge - stock option grants                                 34               105               193               543
                                                              ----------         ---------         ---------         ---------
            Total general, administrative, selling and
              development expenses                                 4,017             1,012             6,214             2,217
Interest expense (income)                                            (55)                6               (82)                9
                                                              ----------         ---------         ---------         ---------
            Net loss                                          $   (2,583)        $    (896)        $  (2,659)        $  (2,216)
                                                              ==========         =========         =========         =========
Basic and diluted loss per common share                       $    (0.23)        $   (0.13)        $   (0.29)        $   (0.37)
                                                              ==========         =========         =========         =========
Common shares used in computing basic and diluted
      per share amounts                                       11,346,376         6,730,512         9,323,100         5,946,468
                                                              ==========         =========         =========         ===========


See accompanying notes to condensed consolidated financial statements.

                             FREEREALTIME.COM, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

           Six Months ended September 30, 2000 and September 30, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                September 30,   September 30,
                                                                                -----------------------------
                                                                                    2000             1999
                                                                                ------------     -----------
                                                                               (unaudited)       (unaudited)
Cash flows from operating activities:
     Net loss                                                                   $ (2,659)          $(2,216)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization                                             177                51
           Provision for doubtful accounts                                           260                54
           Non-cash charge - stock options                                           193               543
           Receivables                                                              (388)             (572)
           Prepaid expenses and other assets                                        (340)             (690)
           Amortization of goodwill                                                  760                --
           Trade accounts payable and accrued liabilities                         (1,717)            2,121
           Unearned revenue                                                         (463)              523
                                                                                --------           -------
                 Net cash used in operating activities                            (4,177)             (186)
                                                                                --------           -------
Cash flows from investing activities:
     Cash paid on acquisition, net of cash received                                 (700)               --
     Capital expenditures                                                           (694)             (127)
                                                                                --------           -------
                 Net cash used in investing activities                            (1,394)             (127)
                                                                                --------           -------
Cash flows from financing activities:
     Advances payable                                                                 --              (250)
     Repayments of long-term debt                                                    (21)               --
     Repayments of short-term debt                                                  (709)              (33)
     Proceeds from issuance of common stock                                       10,295             4,179
     Stock issuance costs                                                         (1,058)             (446)
     Increase (decrease) in note payable to shareholder                              172               (28)
                                                                                --------           -------
                 Net cash provided by financing activities                         8,679             3,422
                                                                                --------           -------

                 Net increase in cash                                              3,108             3,109

Cash at beginning of period                                                        2,501               493
                                                                                --------           -------

Cash at end of period                                                           $  5,609           $ 3,602
                                                                                ========           =======
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                                $     17           $    11
                                                                                ========           =======
Supplemental disclosure of noncash investing and financing activities:
        Borrowings related to the acquisition of assets                               --                44
                                                                                ========           =======
        Unearned compensation related to stock options                                (3)               76
                                                                                ========           =======
        Stock issued to acquire company                                           17,200                --
                                                                                ========           =======
        Stock return to extinguish notes receivable                                1,085                --
                                                                                ========           =======

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR
                    THE THREE MONTHS ENDED SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

    The condensed consolidated financial statements as of September 30, 2000 and for the three and six-month periods ended September 30, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2000, which can be found in the Company's Form 10-KSB as filed with the Securities and Exchange Commission and incorporated herein by this reference. The results of operations for the three and six-month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

    In August 2000, the Company offered shares of common stock pursuant to a private placement. The price of each share was $2.625 and 3,810,367 shares were issued for total offering proceeds of $10,002,000 (less expenses of $1,759,000). The Company relied on a registration exemption under the 1933 Act to issue these shares without registering the underlying securities. The Company later filed an S-1 Registration Statement for these securities on November 14, 2000.

3.  ACQUISITIONS

On August 18, 2000, the Company completed its acquisition of RedChip.com, Inc., a Delaware corporation. Redchip.com, Inc. was merged with a wholly-owned subsidiary of the Company. Following the merger, Redchip.com, Inc. survived as a wholly-owned subsidiary of the Company.

Upon consummation of the merger, each outstanding share of common stock of RedChip.com, Inc. was converted into the right to receive .3935408 shares of common stock, $0.01 par value per share, of FreeRealtime.com, Inc. Approximately 4 million shares and certain cash amounts in lieu of fractional shares of Company common stock were issued upon conversion of outstanding shares of RedChip.com, Inc. common stock.

Of the total shares issued, approximately 235,000 shares were returned to the Company to extinguish certain notes receivable held by RedChip.com, Inc. from certain of its shareholders. The total consideration, as measured based on the fair value of the Company's common stock at the date the combination was entered into is summarized below:

    Common stock issued                                     $ 17,200,000
    Value attributed to Company stock options and
       warrants granted to retire RedChip.com, Inc.
       stock options and warrants                                252,000
     Acquisition costs - cash                                    739,000
                                                            ------------

    Total consideration                                       18,191,000

    Net fair value of liabilities acquired                     1,141,000
                                                            ------------
    Goodwill                                                $ 19,332,000
                                                            ============

The acquisition was accounted for using the purchase method of accounting. The Company's financial statements included the results of RedChip.com, Inc. only from the date of acquisition forward. Goodwill is amortized over three years.

Summarized are certain pro forma operating results as if the combination had been consummated on April 1, 1999:

                                      Year ended          Six months ended
                                    March 31, 2000       September 30, 2000
                                    --------------       ------------------
    Revenue                          $  8,630,000            $ 7,288,000
    Net income (loss)                 (13,831,000)            (9,076,694)
    Basic and diluted loss
       per share                     $      (0.99)           $     (0.61)

The pro forma results for the year ended March 31, 2000 were compiled by combining the results of the Company for the year ended March 31, 2000 with the results of RedChip.com, Inc. for the year ended December 31, 1999. The unaudited loss for RedChip.com, Inc. for the three months ended March 31, 2000 was $2,228,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

OVERVIEW

         We are a Web-centric financial media and investment services company whose free and subscription based financial products and services are designed to provide sophisticated on-line home and office based (or "SOHO") investors with real-time actionable insight into the financial marketplace, and to provide opportunities to this same audience to execute financial transactions on-line. Paramount to achieving this mission is to deliver effective solutions to media and corporate advertisers and to our content and service partners. We currently use the following mediums to distribute our proprietary and allied content: the Web through our

FreeRealTime.com, RedChip.com, BullSession.com, and soon to be launched DigitalOffering.com Web site; Print, with our RedChip Review, RedChip Gold, and other RedChip publications; and Radio, with our RedChip radio program broadcast regionally in the Pacific Northwest. As a media company, we generate the majority of our revenues from the sale of advertising on FreeRealTime.com and through email marketing programs, while subscription, service, and transaction based revenues continue to become a larger part of our revenue stream.

    On August 18, 2000, we completed our acquisition of RedChip.com, Inc., a Delaware corporation ("RedChip"), the award winning investment research and information firm devoted to "discovering tomorrow's Blue Chips today", whereby RedChip became a wholly owned subsidiary of FreeRealTime.com. We believe that over the long term, the merger with RedChip will, among other things, expand FreeRealTime.com's content offering, enabling us to provide our audience with broad based financial information including proprietary, institutional quality independent research on publicly traded companies, as well as access to information about and transaction opportunities with emerging growth companies through our affiliate, Digital Offering, Inc. Additionally, the merger will offer opportunities to expand our overall suite of subscription and transaction-based services offered to both retail and institutional investors, and will add new opportunities in providing "business to business" services to publicly traded companies through our RedChip Partners program ("Partners"). Partners is primarily an investor awareness program whereby public companies sign up with Partners entitling these companies to present at several investor conferences held by RedChip throughout the year across the country. These Partner companies also receive webcasts of their management presentations and road shows on the RedChip.com Web site. Partners currently has approximately 70 companies currently under contract. The RedChip Review is a series of print on-line publications containing proprietary research and analysis on emerging growth and small capitalization public companies, and is produced by RedChip's staff of financial analysts. These publications currently have approximately 1,600 subscribers, comprised of retail and institutional investors.

    Through our FreeRealTime.com site, we strive to provide comprehensive real-time financial information by offering free real-time stock quotes and value-added content, including news, market commentary, public company research, and analytical tools such as charting and portfolio stock tracking. We completed our second quarter ended September 30, 2000 with approximately 1.34 million registered users on our FreeRealTime.com site, an increase of 77% over the same period in the prior year when we had approximately 759,000 users as of the close of the second quarter ended September 30, 1999. We served approximately 139 million page-views on our FreeRealTime.com Web site during the month of September 2000. This represented an increase of 22% over the same month in the prior year when we served approximately 114 million page-views. A majority of our page views are real-time quote pages, though the Freerealtime.com site also provides market news, research, commentary, message boards, and other information. The Freerealtime.com Web site is offered free of charge to our registered users, and the sale of advertising currently represents our largest source of revenue from this Web site. In addition to selling advertising on FreeRealTime.com to media buyers and advertisers, the Company will also distribute third party advertising inventory through its recently launched Perfect Circle Media ("PCM") division, currently a startup venture. No revenue has been recognized yet from the PCM venture.

    Users may also access several proprietary and allied subscription based products and services through the FreeRealTime.com site, from which the Company generates revenues. Our proprietary BullSession.com service, where we offer active investors a subscription service of "streaming" real-time quotes and dynamically updating stock portfolios, currently generates the largest portion of our monthly subscription revenue. BullSession.com completed the second quarter ended September 30, 2000 with approximately 4,900 subscribers to BullSession.com and to a private labeled version thereof, as compared to approximately 4,800 as of September 30, 1999, a 2% increase. We believe this modest growth to be mainly attributable to the widespread pull-back of the stock market, along with reduced trading activity, which began in April 2000. Our gross margins are significantly higher than the same period last year on BullSession.com subscription sales (and for the company as a whole) primarily due to significant reductions in our stock exchange fees paid by the Company for real time market data, as well as overall economies of scale which have been achieved. We will continue to explore new opportunities to enhance the BullSession.com Web site, and also plan to introduce new subscription products and services in order to pursue continued growth in this segment of our business. Our source of revenue from the BullSession.com Web site is the sale of subscriptions at monthly prices ranging from $26 to $50. We also share in subscription revenues generated from the sale of third party products and services through our FreeRealTime.com site.

On August 15, 2000, the Company raised approximately $10 million in cash (less expenses of $1,053,000) through a private placement of its common stock. Los Angeles based Jefferies and Company, Inc. ("Jefferies"), a national institutional brokerage and investment banking firm, was the lead investor. Roth Capital Partners, an investment banking firm based in Southern California and a major stockholder in RedChip prior to its acquisition by the Company, was also an investor in the financing. The Company will use the proceeds from this financing primarily for general working capital purposes, as well as to fund integration efforts and new businesses for the newly combined FreeRealTime.com and RedChip entities. The Company also entered into a wide-ranging strategic alliance with Jefferies, pursuant to a signed Letter of Intent (LOI). Under terms of the LOI, FreeRealTime.com and Jefferies plan a broad-based alliance to provide Web-based financial transaction services and to jointly market investment information services, including the distribution of public and private securities by Jefferies and DigitalOffering.com, FreeRealTime.com's online distribution portal for these types of transactions. The proposed alliance contemplates the issuance of additional common stock to Jefferies in exchange for its contribution of technology resources, including licenses of existing trading systems as well as ongoing development resources for co-developed trading tools and execution services. Additionally, the proposed alliance includes certain joint marketing and selling arrangements for FreeRealTime.com products and services. The parties will share revenues and fees generated in future periods from the alliance activities, and the proposed arrangements provide that Jefferies may receive its share of revenues in shares of FreeRealTime.com common stock in lieu of cash.

    During the previous quarter ended June 30, 2000, the Company formed and purchased 4 thousand shares of Series A Convertible Preferred Stock in Digital Offering, Inc., a newly formed Delaware corporation ("Digital Offering"). During the quarter ended September 30, 2000, the Company elected to convert all of its preferred stock in Digital Offering into 4,000 shares of common stock, and purchased an additional 500 shares of common stock in Digital Offering. The Company plans to operate the transaction services segment of its business through Digital Offering, including providing access for retail and institutional investors to on-line private placements and public offerings of equity securities, market trading in fixed-income securities, and institutional order execution for the purchase and sale of equity securities. Digital Offering has filed an application with the National Association of Securities Dealers to obtain a license that will allow it to participate in fee sharing arrangements associated with these transactions. Digital Offering made significant progress in setting up its business operations during the quarter ended September 30, 2000, and continues to work toward launching its business in the coming months.

    During the quarter ended September 30, 2000, the Company continued its trend of producing strong growth in revenue and gross profit over the same period in the prior year, while our overall net operating loss grew primarily as a result of significant increases in total selling, general, and administrative expenses associated with the acquisition of RedChip, as well as in the ongoing businesses of the Company. As reported in the previous quarter ended June 30, 2000 with respect to the then pending RedChip acquisition, we have and continue to expect to incur operating losses, as well as negative cash flow from operations, until the combined companies achieve the revenue and cost synergies that we believe will be realized over time. Our spending during the quarter has been focused largely on the acquisition and integration of the RedChip businesses, as well as adding compelling content to FreeRealTime.com and launching a new version of this site, enhancing the performance of our Web sites, building the organization in all areas, and developing brand awareness. These increased costs centered primarily around increased payroll and consulting costs with the hiring of additional members of management, sales and marketing staff, accounting personnel, customer support personnel, administrative personnel, and by engaging key consultants, primarily in the software development area. Although we enjoyed marked growth in revenue and gross profit during this quarter over the same period last year, there can be no assurance that we will continue to realize similar growth in the future, nor that we will achieve improved financial results in the future. We plan to substantially increase our operating and capital expenditures in order to continue building site traffic and brand awareness, and in launching new business initiatives.

    Our management efforts and strategies are oriented to enhancing our existing revenues, as well as developing new revenue opportunities for our core businesses, subsidiaries, and affiliate companies. These efforts include (i) adding compelling proprietary and allied content to our suite of products and services, (ii) expanding our mediums for distributing this content from historically Web only to other traditional mediums including print, radio, and investor conferences, (iii) continually improving our Web sites so that they exhibit more robust functionality, additional content, and greater ease-of-use,
(iv) building our in-house direct ad sales force to increase our media sales revenues, (v) pursuing higher prices, CPM, for our ad impressions through greater use of user "targeting" ad serving technology and the addition of non-quote content pages, (iv) developing new open media platforms so that publicly traded companies and SOHO investors can reach each other, (v) focusing on additional revenue sources including the sale of access to our registered user base for advertisers through targeted e-mail marketing campaigns, and new co-branding alliances with other Web sites involving content and revenue sharing, (vi) adding new subscription-based products and services, and (vii) pursuing opportunities to share in revenues generated from on-line transactions. We also have strategies to drive growth in our subscriber base, and thereby increase our subscription fees, by enhancing our current subscription products, and adding new subscription-based tools and content services. Though we expect to incur net losses for the foreseeable future, we plan to continue to execute on these and other measures which are designed with an objective of achieving profitable operations, although we cannot give any assurances as to achieving this objective.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

    Revenues, which include ad sales, subscription fees, service fees, and web-hosting/co-brand revenue, increased by 110% to $2,801,000 in the three months ended September 30, 2000 from $1,335,000 in the three months ended September 30, 1999. The increase in total revenue was primarily the result of an increase in ad revenues, new service revenues from the RedChip Partners program, new subscription revenues from sales of the RedChip Review, and revenues generated from software development services provided by the Company to a third party. Ad revenues increased primarily due to the substantial increase from period to period in the number of users, page views, and ad impressions on the Freerealtime.com Web site, as well as from the sale of email marketing campaigns to advertisers during the quarter.

     Revenue from advertising on Freerealtime.com increased by 108% to $1,612,000 in the three months ended September 30, 2000 from $776,000 in the three months ended September 30, 1999. Revenue from subscriptions increased by 41% to $619,000 in the three months ended September 30, 2000 from $440,000 in the three months ended September 30, 1999, primarily resulting from growth in the number of BullSession subscribers as well as new subscription revenue from sales of the RedChip Review. Service revenue increased to $494,000 in the three months ended September 30, 2000 from $-0- in the three months ended September 30, 1999. This was the result of new service revenue from the RedChip Partners program totaling $223,000, and from software development services, totaling $271,000, provided by the Company to Imperial Capital, LLC ("IC"), to develop a fixed-income securities information and trading Web site for IC. Revenue from web-hosting and co-branding ventures decreased by 36% to $76,000 in the three months ended September 30, 2000 from $119,000 in the three months ended September 30, 1999, primarily due to the termination by the Company of a co-branded partner contract as well as decreased traffic on co-branded Web sites.

COST OF REVENUES

     Cost of revenues increased by 17% to $1,422,000 in the three months ended September 30, 2000 from $1,213,000 in the three months ended September 30, 1999. This increase was primarily the result of adding new costs associated with the production of the RedChip Review series of print and on-line publications, partially offset by reduced rates paid for real-time market data and overall economies of scale associated with higher volumes of traffic and revenues from our FreeRealTime.com Web site. Cost of revenues as a percent of revenues decreased to 51% in the three months ended September 30, 2000 from 91% in the three months ended September 30, 1999.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and Marketing expense increased by 371% to $1,054,0000 in the three months ended September 30, 2000 from $224,000 in the three months ended September 30, 1999. Sales and Marketing expense as a percent of revenues increased to 38% in the three months ended September 30, 2000 from 17% in the three months ended September 30, 1999. The period to period increase in Sales and Marketing expense was primarily the result of increased advertising sales commissions paid to third party ad sales firms as a result of higher ad revenues, salaries, commissions, and benefits related to additional sales and marketing personnel hired to manage our advertising sales function and to direct the overall marketing efforts of the Company, and other marketing and advertising expenditures.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased by 162% to $1,788,000 in the three months ended September 30, 2000 from $683,000 in the three months ended September 30, 1999. General and administrative expense as a percent of revenues increased to 64% in the three months ended September 30, 2000 from 51% in the three months ended September 30, 1999. The period to period increase was primarily the result of increased costs associated with growth in the Company's operations, in addition to new costs associated with the RedChip businesses, including additional personnel in the areas of executive management, operations, administration, customer care, accounting, and corporate development, as well as consulting and other professional fees, as well as greater occupancy costs, legal and accounting fees, insurance costs, telecommunications costs, and other overhead costs associated with managing the growth in our various businesses.

     PRODUCT DEVELOPMENT. Product development expense increased by 150% to $267,000 in the three months ended September 30, 2000 from $107,000 in the three months ended September 30, 1999. Product development expense as a percent of revenues increased to 10% in the three months ended September 30, 2000 from 8% in the three months ended September 30, 1999. The period-to-period increase in product development expense was primarily the result of costs of additional personnel, including costs for software developers, as well as fees paid to third party developers and systems consultants.

     MERGER EXPENSES. Merger Expenses were $114,000 in the three months ended September 30, 2000, and $-0- in the three months ended September 30, 1999. These represented additional costs associated with the acquisition of RedChip.com, Inc. subsequent to the closing of the acquisition.

     NON-CASH CHARGES-STOCK OPTION GRANTS. For the three months ended September 30, 2000, $34,000 was amortized to expense as a non-cash charge from unearned compensation recorded as the result of vested stock options granted during this as well as previous periods, as compared to $105,000 for the three months ended September 30, 1999. As the unearned compensation is amortized based on the vesting period of the stock options granted, we expect there will be material variations in the amount of this expense from quarter to quarter and that quarterly comparisons of such expense are not meaningful.

     GOODWILL AMORTIZATION. For the three months ended September 30, 2000, we recorded amortization of goodwill resulting from the acquisition of RedChip.com, Inc. of $760,000 (see Footnote 3 to the unaudited financials statements incorporated herein), as compared to no goodwill amortization for the three months ended September 30, 1999. Goodwill is amortized over three years.

INTEREST INCOME (EXPENSE), NET

     Net interest income was $55,000 in the three months ended September 30, 2000, compared to net interest expense of $6,000 incurred in the three months ended September 30, 1999. Interest income during the three months ended September 30, 2000 was earned on money market investments and certificates of deposit primarily from the proceeds raised from the sale of the Company's common stock.

INCOME TAXES

     We have incurred losses since inception and again during the three months ended September 30, 2000, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes during these periods. Deferred tax assets for the three months ended September 30, 2000 which would otherwise reflect the tax net operating loss carryforwards existing at the balance sheet date, as well as the taxable temporary differences in the treatment of certain items, are fully offset by valuation allowances. We will reassess the need to record such valuation allowances, or a current or deferred tax liability as appropriate, over future periods.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

   Revenues, which include ad sales, subscription fees, service fees, and web-hosting/co-brand revenue, increased by 103% to $5,779,000 in the six months ended September 30, 2000 from $2,840,000 in the six months ended September 30, 1999. The increase in total revenue was primarily the result of an increase in ad revenues, new service revenues from the RedChip Partners program, new subscription revenues from sales of the RedChip Review, and revenues generated from software development services provided by the Company to a third party. Ad revenues increased primarily due to the substantial increase from period to period in the number of users, page views, and ad impressions on the Freerealtime.com Web site, as well as from the sale of email marketing campaigns to advertisers during the quarter.

   Revenue from advertising on Freerealtime.com increased by 121% to $3,679,000 in the six months ended September 30, 2000 from $1,661,000 in the six months ended September 30, 1999. Revenue from subscriptions increased by 21% to $1,073,000 in the six months ended September 30, 2000 from $885,000 in the six months ended September 30, 1999, primarily resulting from growth in the number of BullSession subscribers as well as new subscription revenue from sales of the RedChip Review. Service revenue increased to $731,000 in the six months ended September 30, 2000 from $-0- in the six months ended September 30, 1999. This was the result of new service revenue from the RedChip Partners program totaling $223,000, and from software development services, totaling $508,000, provided by the Company to Imperial Capital, LLC ("IC"), to develop a fixed-income securities information and trading Web site for IC. Revenue from web-hosting and co-branding ventures remained relatively flat, increasing by less than 1% to $296,000 in the six months ended September 30, 2000 from $294,000 in the six months ended September 30, 1999.

COST OF REVENUES

   Cost of revenues decreased by 19% to $2,306,000 in the six months ended September 30, 2000 from $2,830,000 in the six months ended September 30, 1999. This decrease was primarily the result of reduced rates paid for real-time market data and overall economies of scale associated with higher volumes of traffic and revenues from our FreeRealTime.com Web site, partially offset by new costs associated with the production of the RedChip Review series of print and on-line publications. Cost of revenues as a percent of revenues decreased to 40% in the six months ended September 30, 2000 from 100% in the six months ended September 30, 1999.

OPERATING EXPENSES

   SALES AND MARKETING. Sales and Marketing expense increased by 236% to $1,785,000 in the six months ended September 30, 2000 from $532,000 in the six months ended September 30, 1999. Sales and Marketing expense as a percent of revenues increased to 31% in the six months ended September 30, 2000 from 19% in the six months ended September 30, 1999. The period to period increase in Sales and Marketing expense was primarily the result of increased advertising sales commissions paid to third party ad sales firms as a result of higher ad revenues, salaries, commissions, and benefits related to additional sales and marketing personnel hired to manage our advertising sales function and to direct the overall marketing efforts of the Company, and other marketing and advertising expenditures.

   GENERAL AND ADMINISTRATIVE. General and administrative expense increased by 162% to $2,827,000 in the six months ended September 30, 2000 from $1,081,000 in the six months ended September 30, 1999. General and administrative expense as a percent of revenues increased to 49% in the six months ended September 30, 2000 from 38% in the six months ended September 30, 1999. The period to period increase was primarily the result of increased costs associated with growth in the Company's operations, in addition to new costs associated with the RedChip businesses, including additional personnel in the areas of executive management, operations, administration, customer care, accounting, and corporate development, as well as consulting and other professional fees, as well as greater occupancy costs, legal and accounting fees, insurance costs, telecommunications costs, and other overhead costs associated with managing the growth in our various businesses.

   PRODUCT DEVELOPMENT. Product development expense increased by 777% to $535,000 in the six months ended September 30, 2000 from $61,000 in the six months ended September 30, 1999. Product development expense as a percent of revenues increased to 9% in the six months ended September 30, 2000 from 2% in the six months ended September 30, 1999. The period-to-period increase in product development expense was primarily the result of costs of additional personnel, including costs for software developers, as well as fees paid to third party developers and systems consultants.

     MERGER EXPENSES. Merger Expenses were $114,000 in the six months ended September 30, 2000, and $-0- in the six months ended September 30, 1999. These represented additional costs associated with the acquisition of RedChip.com, Inc. subsequent to the closing of the acquisition.

   NON-CASH CHARGES-STOCK OPTION GRANTS. For the six months ended September 30, 2000, $193,000 was amortized to expense as a non-cash charge from unearned compensation recorded as the result of vested stock options granted during this as well as previous periods, as compared to $543,000 for the six months ended September 30, 1999. As the unearned compensation is amortized based on the vesting period of the stock options granted, we expect there will be material variations in the amount of this expense from quarter to quarter and that quarterly comparisons of such expense are not meaningful.

   GOODWILL AMORTIZATION. For the six months ended September 30, 2000, we recorded amortization of goodwill resulting from the acquisition of RedChip.com, Inc. of $760,000 (see Footnote 3 to the unaudited financials statements incorporated herein), as compared to no goodwill amortization for the three months ended September 30, 1999. Goodwill is amortized over three years.

INTEREST INCOME (EXPENSE), NET

   Net interest income was $82,000 in the six months ended September 30, 2000, compared to net interest expense of $9,000 incurred in the six months ended September 30, 1999. Interest income during the six months ended September 30, 2000 was earned on money market investments and certificates of deposit primarily from the proceeds raised from the sale of the Company's common stock.

INCOME TAXES

   We have incurred losses since inception and again during the six months ended September 30, 2000, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes during these periods. Deferred tax assets for the six months ended September 30, 2000 which would otherwise reflect the tax net operating loss carryforwards existing at the balance sheet date, as well as the taxable temporary differences in the treatment of certain items, are fully offset by valuation allowances. We will reassess the need to record such valuation allowances, or a current or deferred tax liability as appropriate, over future periods.

LIQUIDITY AND CAPITAL RESOURCES

   To date, our operations have been financed primarily from the sale of equity securities, and to a lesser extent, from loans from stockholders, directors, and other outside parties, and from capital lease arrangements. As of September 30, 2000, approximately $5.6 million in cash and cash equivalents was on hand.

OPERATING ACTIVITIES

   We used net cash in our operating activities in the amount of $4,177,000 during the six months ended September 30, 2000, as compared to $186,000 during the six months ended September 30, 1999. Net cash used in operating activities in the six months ended September 30, 2000 was primarily the result of our net loss for the period, an increase in accounts receivable and prepaid expenses, and a decrease in accounts payable, accrued expenses and deferred revenue. Net cash used in operating activities in the six months ended September 30, 1999 was primarily the result of our net loss for the period, and an increase in accounts receivable and prepaid expenses, partially offset by an increase in accounts payable, accrued liabilities, and deferred revenue:

SIX MONTHS ENDED SEPTEMBER 30, 2000          SIX MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------          -----------------------------------

  -   Net loss of approximately              -   Net loss of
      $2,659,000;                                approximately $2,216,000;

  -   An increase in accounts                -   An increase in
      receivable of                              accounts receivable of
      approximately $388,000;                    approximately $572,000;

  -   An increase in prepaid                 -   An increase in
      and other assets of                        prepaid expenses and other
      approximately $340,000;                    assets of $690,000;

  -   A decrease in accounts                 -   An increase in
      payable and accrued                        accounts payable and accrued
      expenses of                                expenses of
      approximately $1,717,000;                  approximately $2,121,000;

  -   Depreciation of                        -   Depreciation of
      approximately $177,000;                    approximately $51,000;

  -   Goodwill Amortization of               -   Non-cash
      approximately $760,000                     charges-stock option grants
                                                 of approximately
  -   Non-cash charges-stock                     $543,000; and
      option grants of
      approximately                          -   An increase in
      $193,000; and                              deferred revenue of
                                                 approximately
  -   A decrease in deferred                     $523,000.
      revenue of approximately
      $463,000.

The amount of our accounts receivable at each period-end varies, primarily due to the timing of our advertising and sponsorship campaigns, and the growth in our subscription revenue, transaction based revenue, and web host/co-brand revenue. During the quarter, we experienced material collection difficulties with several customer accounts, and have recorded an allowance for uncollectible accounts accordingly for these accounts as well as a percentage of other outstanding receivables.

INVESTING ACTIVITIES

   Cash used in investing activities was approximately $1,394,000 during the six months ended September 30, 2000, compared to $127,000 during the six months ended September 30, 1999, and consisted of $700,000 of cash paid, net of cash received, in acquiring RedChip.com, Inc. (i.e. cash acquisition costs) during the six months ended September 30, 2000, as well as additional expenditures for property and equipment in both periods.

FINANCING ACTIVITIES

   Net cash provided by financing activities was approximately $8,679,000 during the six months ended September 30, 2000 compared to approximately $3,422,000 during the six months ended September 30, 1999. Cash used in financing activities during the six months ended September 30, 2000, was approximately $1,788,000, as compared to $757,000 during the six months ended September 30, 1999, and consisted of payments of debt obligations and stock issuance costs. Cash provided by financing activities during these same periods was approximately $10,467,000 and $4,179,000, respectively, which consisted primarily of gross proceeds from the sale of common stock and the exercise of stock options.

   We have no material financial commitments other than under our leases. Subject to cash availability, we anticipate significant increases in our operating and capital expenditures over the foreseeable future, including:

     - web-site development and enhancement for Freerealtime.com, RedChip.com, BullSession.com, DigitalOffering.com, and
          PerfectCircleMedia.com, including functionality, content, and back-end systems;

     - computer servers and other computer equipment to support growth in site traffic;

     - software developers, computer programmers, and other technical staff; bandwidth and networking equipment and infrastructure;

     - information systems and furniture and fixtures for new employees and facilities expansion;

     - additional personnel in the areas of content production, sales, marketing, business development, customer support, accounting, and administration;

     - increased promotional activities, advertising, and other branding efforts, and

     -    other content production and development costs.

   In addition to purchasing computer hardware, software, and office equipment, we also lease certain equipment under short term and long term leases with terms ranging from one to six years. We may exercise purchase options at the end of the lease terms if determined to be favorable to replacing such items at that time through lease renewal or capital acquisition. During Fiscal 2001 (i.e. the year ended March 31, 2001) we plan to spend up to $3,500,000 for computer hardware, software, office equipment, and tenant improvements. We lease our Irvine, California facility under a noncancelable operating lease that expires on December 31, 2000. We will relocate our Irvine operations to a new facility in Aliso Viejo, California in December 2000 pursuant to a 5 year non-cancelable operating lease. We will incur additional costs related to the relocation of the Irvine operations and may have to pay rent on two leases for a period of time. We recently moved our Calgary office into a larger facility in January 2000, under a cancelable operating lease which expires on January 1, 2005. RedChip.com, Inc.'s main facility is located in Portland, Oregon, pursuant to a noncancelable sublease between RedChip.com and Roth Capital Partners, a related party stockholder in the Company, that expires on June 30, 2005. RedChip.com also maintains small offices in San Francisco, California and Minneapolis, Minnesota, both of which are sub-leased on a month-to-month basis from Roth Capital Partners. The Company also sub-leases a small office in New York City on a month-to-month basis from Jefferies and Company, a related party stockholder in the Company. The timing of these additional capital and operating expenditures, as well as the timing of hiring additional personnel to support our growth plans, and our ability to continue sustaining net losses and negative cash flows from operations will depend largely on our ability to continue to obtain additional capital through financing transactions. The failure to raise such capital when needed could have a material adverse effect on our business, operating results, and our financial condition. If additional funds are raised through the sale of equity, or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience significant dilution and these securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that additional financing will be available to us or on terms favorable to us. If adequate capital funds are not available or are not available on acceptable terms, our ability to fund our current growth plans and to take advantage of unanticipated opportunities, to develop or enhance our Web sites, or otherwise to respond to competitive pressures, could be significantly limited. Based on net proceeds received from the sale of equity securities during fiscal 2001, and management contingency plans to curtail growth and reduce our current scope of operations in the event that additional capital funds are not available to us, management believes we can continue our operations through fiscal 2001. We have engaged Jefferies & Company, Inc., an investment bank, as our financial advisor and our lead placement agent in connection with the sale of up to $20 million of our equity securities, of which approximately $10 million has been raised pursuant to this engagement as noted above.

   During the six months ended September 30, 2000 we completed two private equity financings in which we sold an aggregate of 3,850,635 shares of Common Stock for total gross proceeds of approximately $10,183,000.

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

   Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, those set forth below:

     -    our limited operating history,

     -    intense competition for Web-based business and financial content,

     - need to establish and maintain strategic relationships with other Web-sites,

     -    our dependence on the various Exchanges for real-time stock quotes,

     -    inability to attract advertisers to our site,

     -    our reliance on a third party advertising sales force,

     - changes in government regulation and legal uncertainties pertaining to the Web, and

     -    disruptions and interruptions in service due to Web-site failure.

   Certain of these factors are discussed in more detail elsewhere in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Interest Rate Sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing market rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2000, all of our investments mature in three months or less.


                             PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit No.            Description
  -----------            -----------
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

b. On August 31, we filed a Current Report on Form 8-K, reporting under Item 5 that we had issued and sold 3,810,367 shares of its common stock $ 0.01par value per share (the "Common Stock"), at a purchase price of $2.625 per share, to select institutional and accredited investors in a private placement.

c. On September 1, we filed a Current Report on Form 8-K, reporting under Item 2 that pursuant to that certain Agreement and Plan of Merger dated as of June 6, 2000 (the "Merger Agreement") by and among Freerealtime.com, Inc., a Delaware corporation ("Freerealtime"), and RedChip.com, Inc., a Delaware corporation ("RedChip"), RedChip was merged with a wholly-owned subsidiary of Freerealtime (the "Merger"). Following the Merger, RedChip survived as a wholly-owned subsidiary of Freerealtime. The Merger Agreement was filed previously as Exhibit 2.1 to Freerealtime's Current Report on Form 8-K dated June 6, 2000.

d.   On October 31, we filed a Current Report on Form 8-K/A, reporting under
     Item 2 that pursuant to that certain Agreement and Plan of Merger dated as of June 6, 2000 (the "Merger Agreement") by and among Freerealtime.com, Inc., a Delaware corporation ("Freerealtime"), and RedChip.com, Inc., a Delaware corporation ("RedChip"), RedChip was merged with a wholly-owned subsidiary of Freerealtime (the "Merger"). Following the Merger, RedChip survived as a wholly-owned subsidiary of Freerealtime. The Merger Agreement was filed previously as Exhibit 2.1 to Freerealtime's Current Report on Form 8-K dated June 6, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FREEREALTIME.COM, INC.

Date: November 14, 2000                   /s/  Michael Neufeld
                                          Michael Neufeld Executive
                                          Vice President, Chief
                                          Financial Officer and Secretary (Duly
                                          Authorized Officer, Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

             Exhibit No.          Description


                  27.1     Financial Data Schedule
                           To be completed