Form 10-Q
period 2000-12-31
FREEREALTIME COM INC
filed 2001-02-14
CIK 1073091

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                            26880 LAGUNA HILLS DRIVE
                                   SUITE 200
                         ALISO VIEJO, CALIFORNIA 92656
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (949) 916-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT FEBRUARY 9, 2001
                -----                            -------------------------------
Common Stock, par value $0.01 per share                 15,215,818 shares

================================================================================

                             FREEREALTIME.COM, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                ----------------

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

        Unaudited Condensed Consolidated Balance Sheets - December 31,
          2000 and March 31, 2000......................................     3

        Unaudited Condensed Consolidated Statements of Operations -
          For the Three Months Ended December 31, 2000 and 1999, and
          the Nine Months Ended December 31, 2000 and 1999.............     4

        Unaudited Condensed Consolidated Statements of Cash Flows
          For the Nine Months Ended December 31, 2000 and 1999.........     5

        Notes to Unaudited Condensed Consolidated Financial Statements.     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION........................................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    15

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    16

SIGNATURE..............................................................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FREEREALTIME.COM, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                      As of December 31 and March 31, 2000
                             (Dollars in thousands)

                                                           December 31,   March 31,
                                                               2000          2000
                                                           ------------   ---------
                                                                 (unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents                                $  1,803      $ 2,501
    Accounts receivable, net of allowance for
       doubtful accounts of $761 and $166,
       respectively                                             1,407        1,322
    Prepaid expenses and other current assets                     624          564
                                                             --------      -------
              Total current assets                              3,834        4,387
                                                             --------      -------

Property, plant and equipment, net                              2,943          886

Goodwill, net of amortization                                  16,966           --

Other assets, net                                                 519          333
                                                             --------      -------
                                                             $ 24,262      $ 5,606
                                                             ========      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of note payable to bank             $     --      $    15
    Current installments of loan payable to
      shareholders                                                186           --
    Current portion of capital lease obligations                   28           26
    Trade accounts payable                                      4,917        4,815
    Accrued expenses                                              404           24
    Deferred revenue - short term                                 674          494
                                                             --------      -------
              Total current liabilities                         6,209        5,374
                                                             --------      -------

Notes payable to stockholders, excluding current portion           --           12
Capital lease obligations, net of current portion                  80           25

Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
      authorized; no shares issued and outstanding                 --           --
    Common stock, $0.01 par value 50,000,000 shares
      authorized; 15,450,914 and 7,213,670 issued and
      outstanding as of December 31 and March 31,
      2000, respectively                                       34,272        7,708
    Treasury stock, 235,096 common shares at
      December 31, 2000                                        (1,085)          --
    Accumulated deficit                                       (15,214)      (7,187)
    Unearned compensation                                          --         (326)
                                                             --------      -------
              Total stockholders' equity                       17,973          195

                                                             --------      -------
                                                             $ 24,262      $ 5,606
                                                             ========      =======

See accompanying notes to consolidated financial statements.

                     FREEREALTIME.COM, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                        For three months ended                   For nine months ended
                                                            December 31,                              December 30,
                                                  --------------------------------         --------------------------------
                                                      2000                 1999                2000                 1999
                                                  ------------         -----------         ------------         -----------
Revenues                                          $      1,716         $     1,625         $      7,495         $     4,466
Cost of revenues                                         2,011               1,039                4,317               3,869
                                                  ------------         -----------         ------------         -----------
    Gross profit (loss)                                   (295)                586                3,178                 597

General, administrative, selling and
  development expenses                                   3,599               1,221                8,746               2,895
Amortization of goodwill                                 1,606                  --                2,366                  --
Merger expenses                                             --                  --                  114                  --
Non-cash charge - stock option grants                       32               1,241                  225               1,784
                                                  ------------         -----------         ------------         -----------
    Total general, administrative, selling
      and development expenses                           5,237               2,462               11,451               4,679

Interest expense (income), net                             (54)                (34)                (136)                (25)
                                                  ------------         -----------         ------------         -----------

    Net loss                                      $     (5,478)        $    (1,842)        $     (8,137)        $    (4,057)
                                                  ============         ===========         ============         ===========

Basic and diluted loss per common share           $      (0.36)        $     (0.27)        $      (0.72)        $     (0.65)
                                                  ============         ===========         ============         ===========

Common shares used in computing basic
  and diluted per share amounts                     15,215,818           6,747,512           11,323,219           6,213,483
                                                  ============         ===========         ============         ===========

See accompanying notes to consolidated financial statements.

                     FREEREALTIME.COM, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
            Nine Months ended December 31, 2000 and December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                           December 31,   December 31,
                                                              2000           1999
                                                           -----------    ----------
                                                           (unaudited)    (unaudited)
Cash flows from operating activities:
  Net loss                                                  $ (8,137)      $(4,057)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                              394           122
      Provision for doubtful accounts                            543            81
      Non-cash charge - stock options                            225         1,784
      Receivables                                               (405)         (657)
      Prepaid expenses and other assets                         (284)         (737)
      Amortization of goodwill                                 2,366            --
      Trade accounts payable and accrued expenses             (1,440)        2,228
      Deferred revenue                                          (490)          519
                                                            --------       -------
        Net cash used in operating activities                 (7,228)         (717)
                                                            --------       -------

Cash flows from investing activities:
  Cash paid for acquisition in excess of cash received          (700)           --
  Capital expenditures                                        (1,612)         (384)
                                                            --------       -------
        Net cash used in investing activities                 (2,312)         (384)
                                                            --------       -------

Cash flows from financing activities:
  Advances payable                                                --          (250)
  Borrowings (repayments) of long-term debt                      117           (10)
  Repayments of short-term debt                                 (701)          (14)
  Proceeds from issuance of common stock                      10,295         4,914
  Stock issuance costs                                        (1,081)         (522)
  Increase in note payable to stockholder                        212            --
                                                            --------       -------
        Net cash provided by financing activities              8,842         4,118
                                                            --------       -------

        Net decrease in cash                                    (698)        3,017

Cash at beginning of period                                    2,501           493
                                                            --------       -------
Cash at end of period                                       $  1,803       $ 3,510
                                                            ========       =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                $     20       $    13
                                                            ========       =======
Supplemental disclosure of noncash investing and
  financing activities:
    Borrowings related to the acquisition of assets         $     (3)      $    57
                                                            ========       =======
    Unearned compensation related to stock options                --       $ 2,075
                                                            ========       =======
    Stock issued to acquire company                         $ 17,200            --
                                                            ========       =======
    Stock returned to extinguish notes receivable           $  1,085            --
                                                            ========       =======
    Common stock issued to pay for stock issuance fees            --       $    84
                                                            ========       =======

See accompanying notes to consolidated financial statements.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements as of December 31, 2000 and for the three and nine-month periods ended December 31, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2000, which can be found in the Company's Form 10-KSB as filed with the Securities and Exchange Commission and incorporated herein by this reference. The results of operations for the three and nine-month periods ended December 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

OVERVIEW

    We are a Web-centric financial media and investment services company whose free and subscription based financial products and services are designed to provide sophisticated on-line home and office based (or "SOHO") investors with real-time actionable insight to effectively manage their investments. Our business model is based on both (i) the distribution of free investment information from which we realize revenues from advertising and marketing services, and (ii) premium, pay subscription and transaction services from which we realize revenues through recurring subscriptions and securities sales and trading. Paramount to achieving this mission is to deliver effective marketing solutions, not just to media and corporate advertisers but also for our pay subscription and transaction services, including our owned services and our partner services. We currently use the following mediums to distribute our proprietary and allied content: Web sites through our FreeRealTime.com, RedChip.com, BullSession.com, and soon to be launched DigitalOffering.com Web sites; E-mail and direct mail - with an opted-in database exceeding 700,000 investors; Print, with our RedChip Review, RedChip Gold, and other RedChip publications; and Radio, with our RedChip Radio program broadcast regionally in the Pacific Northwest. We historically generated the majority of our revenues from the sale of advertising on FreeRealTime.com and through email marketing programs. Subsequent to the acquisition of RedChip in August, we expected that the majority of revenues would come from subscription sales, transaction services and other non-media based revenues. Such service and transaction revenues surpassed advertising sales as representing the majority of our revenues in the third fiscal quarter ended December 31, 2000.

    On August 18, 2000, we completed our acquisition of RedChip.com, Inc., a Delaware corporation ("RedChip"), the award winning investment research and information firm devoted to "discovering tomorrow's Blue Chips today", whereby RedChip became a wholly owned subsidiary of FreeRealTime.com. We believe that over the long term, the merger with RedChip will, among other things, expand FreeRealTime.com's content offering, enabling us to provide our audience with broad based financial information including proprietary, institutional quality independent research on publicly traded companies, as well as access to information about and transaction opportunities with emerging growth companies through our affiliate, Digital Offering, Inc. Additionally, the merger will offer opportunities to expand our overall suite of subscription and transaction-based services offered to both retail and institutional investors, and will add new opportunities in providing "business to business" services to publicly traded companies through our RedChip Partners program ("Partners"). Partners is primarily an investor awareness program whereby public companies sign up with Partners entitling these companies to present at several investor conferences held by RedChip throughout the year across the country. These Partner companies also receive webcasts of their management presentations and road shows on our Web sites. The RedChip Review is a series of print and on-line publications containing proprietary research and analysis on emerging growth and small capitalization public companies, and is produced by RedChip's staff of financial analysts. We realize revenues in RedChip from the sale of "B2B" contracts with RedChip Partner companies, and from the sale of research subscription and related sales and trading commissions.

    Through our FreeRealTime.com site, we strive to provide comprehensive real-time financial information by offering free real-time stock quotes and value-added content, including news, market commentary, public company research, and analytical tools such as charting, stock screening and portfolio stock tracking. We completed our third quarter ended December 31, 2000 with approximately 1.42 million registered users on our FreeRealTime.com site, an increase of 61% over the same period in the prior year when we had approximately 880,000 users as of the close of the third quarter ended December 31, 1999. We served approximately 109 million page-views on our FreeRealTime.com Web site during the month of December 2000. This represented a decrease of 40% over the same month in the prior year when we served approximately 182 million page-views. We believe this decline to be cyclical in nature and precipitated by overall stock market conditions, including declines in trading volumes on the various exchanges, as well as a substantial overall pull-back in the various equities markets since last year. A majority of our page views are real-time quote pages, though the Freerealtime.com site also provides market news, research, commentary, message boards, and other information. Most services on the Freerealtime.com Web site are offered free of charge to our registered users. We realize revenue from this web service through the (i) sale of advertising and (ii) by sharing in revenue generated from subscription and transaction services that result from marketing such services on our various media. Overall, non-advertising based revenues account for the majority of the Company's revenues.

    Users may also access several proprietary and allied subscription based services through the FreeRealTime.com site and from e-mails to our database, from which the Company generates revenues. Our proprietary subscription services includes our proprietary BullSession.com service, a "streaming" real-time quotes and dynamically updating stock portfolio management tool, and various research services from the RedChip Review. Our proprietary services currently generate the largest portion of our monthly subscription revenue. We also share in subscription revenues generated from the sale of third party products and services through our various media. We currently have approximately 6,000 subscribers to our various subscription-based products and services as of the month ended December 31, 2000, up 20% from 5,000 in the comparable month last year.

    Effective December 2000, the Company, through a recently formed subsidiary Digital Offering, Inc. (the Company has a 96% ownership stake in Digital Offering as of December 31, 2000), became a registered broker-dealer in order to more fully realize on material revenue opportunities in transaction services, including securities brokerage and sales and trading. The Company plans to operate the transaction services segment of its business through Digital Offering, including: providing access for retail and institutional investors to on-line private placements and public offerings of equity securities, retail on-line trading, and institutional research sales and trading. Digital Offering has received its broker-dealer license from the National Association of Securities Dealers which will allow it to participate in commission and fee sharing arrangements associated with these transactions. Digital Offering made significant progress in setting up its business operations during the quarter ended December 31, 2000, with the launch of certain of these transaction services during the quarter ended March 31, 2001. Digital Offering opened an institutional sales office in Portland, Oregon under a d/b/a RedChip Capital.

    The Company entered into a wide-ranging strategic alliance with Jefferies & Co., a national institutional brokerage and investment banking firm ("Jefferies"), in the prior quarter ended September 30, 2000, pursuant to a signed Letter of Intent (LOI). Under terms of the LOI, FreeRealTime.com and Jefferies plan a broad-based alliance to provide Web-based financial transaction services and to jointly market investment information services, including the distribution of public and private securities by Jefferies and DigitalOffering.com, FreeRealTime.com's online distribution portal for these types of transactions. The proposed alliance contemplates the issuance of additional common stock to Jefferies in exchange for its contribution of technology resources, including licenses of existing trading systems as well as ongoing development resources for co-developed trading tools and execution services. Additionally, the proposed alliance includes certain joint marketing and selling arrangements for FreeRealTime.com products and services. The parties will share revenues and fees generated in future periods from the alliance activities, and the proposed arrangements provide that Jefferies may receive its share of revenues in shares of FreeRealTime.com common stock in lieu of cash. The Company and Jefferies are currently developing execution strategies for the various initiatives called for under this alliance.

    During the quarter ended December 31, 2000, the Company continued its trend of revenue growth over the same period in the prior year, while our cost of sales and overall net operating loss grew primarily as a result of the decline in e-based advertising revenue generated by the Company, along with increases in total cost of sales resulting from the acquisition of the RedChip Review and related production costs, and increases in selling, general, and administrative expenses Company-wide. As reported in the previous quarter ended September 30, 2000 with respect to the RedChip acquisition, as well as the overall downturn in the on-line advertising marketplace, we have and continue to expect to incur operating losses, as well as negative cash flow from operations, until the combined companies achieve the revenue and cost synergies that we believe will be realized over time. Our spending during the quarter has been focused largely on the continued integration of the RedChip businesses, the development of Digital Offering, as well as adding compelling content to FreeRealTime.com, enhancing the performance of our Web sites, and developing brand awareness. Although we enjoyed growth in revenue during this quarter over the same period last year, there can be no assurance that we will continue to realize similar growth in the future, nor that we will achieve improved financial results in the future. In response to the challenging climate for our internet advertising-based business, we plan to substantially decrease our operating and capital expenditures and continue transitioning the Company's business model from an ad-supported free financial content site, to a full-fledged financial services organization with two primary business segments: E-Finance -- with real-time market data, news, charts, and other compelling free content, subscription marketing programs, one-click retail trading through Digital Offering's new co-branded on-line brokerage site powered by Fiserv Investor Services, Inc. ("Fiserv"), servicing our RedChip Partners business by providing access to our FreeRealTime.com audience for Partners' companies, driving retail subscription sales of the RedChip Review research publications, and through Digital Offering providing on-line distribution to accredited investors of equity private placements and public offerings as originated by our Investment Banking partners, and RedChip Institutional -- which provides for the distribution of our RedChip Review research to financial institutions including portfolio managers, mutual funds, and other institutional investors in exchange for sales and trading commissions and other soft-dollar payment methods. Cost reductions over the quarter included some terminations, resignations, and normal attrition, resulting in approximately a 20% net reduction in our workforce. The Company is currently undertaking various cost consolidation and reduction initiatives across its businesses in an effort to reduce its monthly operating burn.

    Our management efforts and strategies are oriented to enhancing our existing revenues, as well as developing new revenue opportunities for our core businesses, subsidiaries, and affiliate companies. One of these new opportunities is providing our soon-to-be launched "one-click" retail trading service to our on-line audience. Digital Offering, our broker-dealer subsidiary, has executed a definitive agreement with Fiserv, providing retail equity trading to Digital Offering's customers. Digital Offering will receive a fee from Fiserv for these trades. Another example is the recent launch of RedChip's Institutional Research sales division. This division will be responsible for selling RedChip-produced research on publicly traded companies to institutional investors. Digital Offering will receive fees from equity trades executed by these institutional customers who utilize our proprietary RedChip research. Digital Offering expects revenue from both of these initiatives during our fourth fiscal quarter ended March 31, 2001.

    Other efforts include (i) adding compelling proprietary and allied content to our suite of products and services, (ii) expanding our mediums for distributing this content from historically Web only to other traditional mediums including print, radio, and investor conferences, (iii) improving our Web sites so that they exhibit more robust functionality, additional content, and greater ease-of-use, (iv) pursuing higher prices, CPM, for our ad impressions through greater use of user "targeting" ad serving technology and the addition of non-quote content pages, (v) developing new open media platforms so that publicly traded companies and SOHO investors can reach each other, (vi) focusing on additional revenue sources including the sale of access to our registered user base for advertisers through targeted e-mail marketing campaigns, and new co-branding alliances with other Web sites involving content and revenue sharing, and (vii) adding new subscription marketing programs. We also have strategies to drive growth in our subscriber base, and thereby increase our subscription fees, by enhancing our current subscription products, and adding new subscription-based tools and content services. Though we expect to incur net losses for the foreseeable future, we plan to continue to execute on these and other measures which are designed with an objective of achieving profitable operations, although we cannot give any assurances as to achieving this objective.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES

    Revenues, which include ad sales, subscription fees, service fees, and web-hosting/co-brand revenue, increased by 6% to $1,716,000 in the three months ended December 31, 2000 from $1,625,000 in the three months ended December 31, 1999. The increase in total revenue was primarily the result of new service revenue from the RedChip Partners program, and new subscription revenues from sales of the RedChip Review.

    Revenue from advertising on our media properties and from email marketing campaigns decreased by 50% to $524,000 in the three months ended December 31, 2000 from $1,054,000 in the three months ended December 31, 1999. This decrease was largely due to the loss of Engage, our ad sales representation firm, as well as adverse current conditions in the on-line advertising marketplace. Revenue from subscriptions increased by 14% to $488,000 in the three months ended December 31, 2000 from $427,000 in the three months ended December 31, 1999, primarily resulting from new subscription revenue from sales of the RedChip Review. Service revenue increased to $539,000 in the three months ended December 31, 2000 from $-0- in the three months ended December 31, 1999. This was comprised primarily of new revenue from the RedChip Partners program. Revenue from web-hosting and co-branding ventures increased by 15% to $165,000 in the three months ended December 31, 2000 from $144,000 in the three months ended December 31, 1999, primarily due to an increased number of on-line co-brand partners.

COST OF REVENUES

    Cost of revenues increased by 94% to $2,011,000 in the three months ended December 31, 2000 from $1,039,000 in the three months ended December 31, 1999. This increase was primarily the result of adding new costs associated with the production of the RedChip Review series of print and on-line publications, partially offset by reduced rates paid for real-time market data and overall economies of scale associated with higher volumes of traffic and revenues from our FreeRealTime.com Web site. Cost of revenues as a percent of revenues increased to 117% in the three months ended December 31, 2000 from 64% in the three months ended December 31, 1999, primarily as a result of additional RedChip Review production costs incurred in the current quarter.

OPERATING EXPENSES

    Sales and Marketing. Sales and Marketing expense increased by 135% to $784,000 in the three months ended December 31, 2000 from $334,000 in the three months ended December 31, 1999. Sales and Marketing expense as a percent of revenues increased to 46% in the three months ended December 31, 2000 from 21% in the three months ended December 31, 1999. The period to period increase in Sales and Marketing expense was primarily the result of salaries, commissions, and benefits related to additional sales and marketing personnel hired to manage our advertising sales function and to direct the overall marketing efforts of the Company, and other marketing and advertising expenditures.

    General and Administrative. General and administrative expense increased by 226% to $2,621,000 in the three months ended December 31, 2000 from $803,000 in the three months ended December 31, 1999. General and administrative expense as a percent of revenues increased to 139% in the three months ended December 31, 2000 from 49% in the three months ended December 31, 1999. The period to period increase was primarily the result of increased costs associated with growth in the Company's operations, in addition to new costs associated with the RedChip businesses, including additional personnel in the areas of management, operations, administration, customer care, accounting, and corporate development, and consulting and other professional fees, as well as greater occupancy costs, legal and accounting fees, insurance costs, telecommunications costs, and other overhead costs.

    Product Development. Product development expense increased by 131% to $194,000 in the three months ended December 31, 2000 from $84,000 in the three months ended December 31, 1999. Product development expense as a percent of revenues increased to 11% in the three months ended December 31, 2000 from 5% in the three months ended December 31, 1999. The period-to-period increase in product development expense was primarily the result of costs of additional personnel, including costs for software developers, as well as fees paid to third party developers and systems consultants.

    Non-Cash Charges-Stock Option Grants. For the three months ended December 31, 2000, $32,000 was amortized to expense as a non-cash charge from unearned compensation recorded as the result of vested stock options granted during this as well as previous periods, as compared to $1,241,000 for the three months ended December 31, 1999. As the unearned compensation is amortized based on the vesting period of the stock options granted, we expect there will be material variations in the amount of this expense from quarter to quarter and that quarterly comparisons of such expense are not meaningful.

    Goodwill Amortization. For the three months ended December 31, 2000, we recorded amortization of goodwill resulting from the acquisition of RedChip.com, Inc. of $1,606,000, as compared to no goodwill amortization for the three months ended December 31, 1999. Goodwill is amortized over three years.

INTEREST INCOME (EXPENSE), NET

    Net interest income was $54,000 in the three months ended December 31, 2000, compared to $34,000 incurred in the three months ended December 31, 1999. Interest income during the three months ended December 31, 2000 was earned on money market investments and certificates of deposit primarily from the proceeds raised from the sale of the Company's common stock.

INCOME TAXES

    We have incurred losses from the time of our incorporation including the three month period ended December 31, 2000, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes during these periods. Deferred tax assets for the three months ended December 31, 2000 which would otherwise reflect the tax net operating loss carryforwards existing at the balance sheet date, as well as the taxable temporary differences in the treatment of certain items, are fully offset by valuation allowances. We will reassess the need to record such valuation allowances, or a current or deferred tax liability as appropriate, over future periods.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1999

REVENUES

    Revenues, which include ad sales, subscription fees, service fees, and web-hosting/co-brand revenue, increased by 68% to $7,495,000 in the nine months ended December 31, 2000 from $4,466,000 in the nine months ended December 31, 1999. The increase in total revenue was primarily the result of an increase in ad revenues (despite the decline in ad revenues during the third quarter ended December 31, 2000), new service revenues from the RedChip Partners program, new subscription revenues from sales of the RedChip Review, and revenues generated from software development services provided by the Company to a third party. Ad revenues increased primarily due to the substantial increase from period to period in the number of users, page views, and ad impressions on the Freerealtime.com Web site, as well as from the sale of email marketing campaigns to advertisers during the quarter.

    Revenue from advertising on our media properties and from email marketing campaigns increased by 53% to $4,120,000 in the nine months ended December 31, 2000 from $2,700,000 in the nine months ended December 31, 1999. Revenue from subscriptions increased by 18% to $1,542,000 in the nine months ended December 31, 2000 from $1,310,000 in the nine months ended December 31, 1999, primarily resulting from new subscription revenue from sales of the RedChip Review. Service revenue increased to $1,288,000 in the nine months ended December 31, 2000 from $-0- in the nine months ended December 31, 1999. This was the result of new service revenue primarily from the RedChip Partners program, and from software development services. Revenue from web-hosting and co-branding ventures increased by 20% to $545,000 in the nine months ended December 31, 2000 from $456,000 in the nine months ended December 31, 1999.

COST OF REVENUES

    Cost of revenues increased by 12% to $4,317,000 in the nine months ended December 31, 2000 from $3,869,000 in the nine months ended December 31, 1999. This increase was primarily the result of new costs associated with the production of the RedChip Review series of print and on-line publications, partially offset by reduced rates paid for real-time market data and overall economies of scale associated with higher volumes of traffic on our FreeRealTime.com Web site. Cost of revenues as a percent of revenues decreased to 58% in the nine months ended December 31, 2000 from 87% in the nine months ended December 31, 1999, primarily as a result of significant growth in total revenue over the comparable nine months in the prior year, as well as reductions in our real-time market data costs, partially offset by production costs associated with the RedChip Review.

OPERATING EXPENSES

    Sales and Marketing. Sales and Marketing expense increased by 197% to $2,568,000 in the nine months ended December 31, 2000 from $865,000 in the nine months ended December 31, 1999. Sales and Marketing expense as a percent of revenues increased to 34% in the nine months ended December 31, 2000 from 19% in the nine months ended December 31, 1999. The period to period increase in Sales and Marketing expense was primarily the result of salaries, commissions, and benefits related to additional sales and marketing personnel hired to manage our advertising sales function and to direct the overall marketing efforts of the Company, and other marketing and advertising expenditures.

    General and Administrative. General and administrative expense increased by 190% to $5,441,000 in the nine months ended December 31, 2000 from $1,875,000 in the nine months ended December 31, 1999. General and administrative expense as a percent of revenues increased to 70% in the nine months ended December 31, 2000 from 42% in the nine months ended December 31, 1999. The period to period increase was primarily the result of increased costs associated with expansion of the Company's operations, in addition to new costs associated with the RedChip businesses, including additional personnel in the areas of executive management, operations, administration, customer care, accounting, and corporate development, as well as consulting and other professional fees, as well as greater occupancy costs, legal and accounting fees, insurance costs, telecommunications costs, and other overhead costs.

    Product Development. Product development expense increased by 375% to $737,000 in the nine months ended December 31, 2000 from $155,000 in the nine months ended December 31, 1999. Product development expense as a percent of revenues increased to 10% in the nine months ended December 31, 2000 from 3% in the nine months ended December 31, 1999. The period-to-period increase in product development expense was primarily the result of costs of additional personnel, including costs for software developers, as well as fees paid to third party developers and systems consultants.

    Merger Expenses. Merger Expenses were $114,000 in the nine months ended December 31, 2000, and $-0- in the nine months ended December 31, 1999. These represented additional costs associated with the acquisition of RedChip.com, Inc. subsequent to the closing of the transaction.

    Non-Cash Charges-Stock Option Grants. For the nine months ended December 31, 2000, $225,000 was amortized to expense as a non-cash charge from unearned compensation recorded as the result of vested stock options granted during this as well as previous periods, as compared to $1,784,000 for the nine months ended December 31, 1999. As the unearned compensation is amortized based on the vesting period of the stock options granted, we expect there will be material variations in the amount of this expense from quarter to quarter and that quarterly comparisons of such expense are not meaningful.

    Goodwill Amortization. For the nine months ended December 31, 2000, we recorded amortization of goodwill resulting from the acquisition of RedChip.com, Inc. of $2,366,000, as compared to no goodwill amortization for the nine months ended December 31, 1999. Goodwill is amortized over three years.

INTEREST INCOME (EXPENSE), NET

    Net interest income was $136,000 in the nine months ended December 31, 2000, compared to $25,000 incurred in the nine months ended December 31, 1999. Interest income during the nine months ended December 31, 2000 was earned on money market investments and certificates of deposit primarily from the proceeds raised from the sale of the Company's common stock.

INCOME TAXES

    We have incurred losses from the time of our incorporation including the nine month period ended December 31, 2000, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes during these periods. Deferred tax assets for the nine months ended December 31, 2000 which would otherwise reflect the tax net operating loss carryforwards existing at the balance sheet date, as well as the taxable temporary differences in the treatment of certain items, are fully offset by valuation allowances. We will reassess the need to record such valuation allowances, or a current or deferred tax liability as appropriate, over future periods.

LIQUIDITY AND CAPITAL RESOURCES

    To date, our operations have been financed primarily from the sale of equity securities, and to a lesser extent, from loans from stockholders, directors, and other outside parties, and from capital lease arrangements. As of December 31, 2000, approximately $1.8 million in cash and cash equivalents was on hand.

OPERATING ACTIVITIES

    We used net cash in our operating activities in the amount of $7,228,000 during the nine months ended December 31, 2000, as compared to $717,000 during the nine months ended December 31, 1999. Net cash used in operating activities in the nine months ended December 31, 2000 was primarily the result of our net loss for the period, an increase in accounts receivable and prepaid expenses, and a decrease in accounts payable, accrued expenses and deferred revenue. Net cash used in operating activities in the nine months ended December 31, 1999 was primarily the result of our net loss for the period, and an increase in accounts receivable and prepaid expenses, partially offset by an increase in accounts payable, accrued liabilities, and deferred revenue:

NINE MONTHS ENDED DECEMBER 31, 2000      NINE MONTHS ENDED DECEMBER 31, 1999
-----------------------------------      -----------------------------------

o Net loss of approximately $8,137,000;  o Net loss of approximately $4,057,000;

o An increase in accounts receivable of  o An increase in accounts receivable of
  approximately $405,000;                  approximately $657,000;

o An increase in prepaid and other       o An increase in prepaid expenses and
  assets of approximately $284,000;        other assets of $737,000;
  mainly comprised of deposits and
  prepaid rent associated with the
  Company's facility in Aliso Viejo,
  CA;

o A decrease in accounts payable and     o An increase in accounts payable and
  accrued expenses of approximately        accrued expenses of approximately
  $1,440,000;                              $2,228,000;

o Depreciation of approximately          o Depreciation of approximately
  $394,000 related to new additions        $122,000;
  of computer hardware, software,
  and furniture & fixtures;

o Goodwill amortization of
  approximately $2,366,000;

o Non-cash charges related to stock      o Non-cash charges related to cash
  option grants of approximately           charges-stock option grants of
  $225,000; and                            approximately $1,784,000; and

o A decrease in deferred revenue of      o An increase in deferred revenue of
  approximately $490,000 related to        approximately $519,000.
  reduced growth rates in certain
  of our prepaid subscription sales
  and other services.

The amount of our accounts receivable at each period-end varies, primarily due to the timing of our advertising and sponsorship campaigns, and the growth in our subscription, service and web host/co-brand revenues. During the nine months ended December 31, 2000, we experienced material collection difficulties with several customer accounts, and have recorded an allowance for uncollectible accounts accordingly for these accounts as well as a percentage of other outstanding receivables.

INVESTING ACTIVITIES

    Cash used in investing activities was approximately $2,312,000 during the nine months ended December 31, 2000, compared to $384,000 during the nine months ended December 31, 1999, and consisted of $700,000 of cash paid, net of cash received, in acquiring RedChip.com, Inc. (i.e. cash acquisition costs) during the nine months ended December 31, 2000, additional expenditures for property and equipment in both periods, and capitalized software development costs during the nine months ended December 31, 2000.

FINANCING ACTIVITIES

    Net cash provided by financing activities was approximately $8,842,000 during the nine months ended December 31, 2000 compared to approximately $4,118,000 during the nine months ended December 31, 1999. Cash used in financing activities during the nine months ended December 31, 2000, was approximately $1,782,000, as compared to $796,000 during the nine months ended December 31, 1999, and consisted of payments of debt obligations and stock issuance costs. Cash provided by financing activities during these same periods was approximately $10,624,000 and $4,914,000, respectively, which consisted primarily of gross proceeds from the sale of common stock and the exercise of stock options.

    We have no material financial commitments other than under our leases. We plan to take actions to reduce our operating and capital expenditures over the foreseeable future in response to an adverse on-line advertising marketplace, and in conjunction with efforts to allocate appropriate resources to our other non-media based businesses, namely institutional and retail research sales, our RedChip Partners "investor awareness" programs, retail trading, distributions of equity private placements and IPO's, and subscription marketing programs for our various financial products and services.

    In addition to purchasing computer hardware, software, and office equipment, we also lease certain equipment under short term and long term leases with terms ranging from one to six years. We may exercise purchase options at the end of the lease terms if determined to be favorable to replacing such items at that time through lease renewal or capital acquisition. During Fiscal 2001 (i.e. the year ended March 31, 2001) we plan to spend up to $2,000,000 for computer hardware, software, office equipment, and tenant improvements. We lease our Aliso Viejo facility pursuant to a 5 year operating lease which expires in December 2005. We lease our Calgary facility pursuant to a 5 year operating lease which expires on January 1, 2005. RedChip.com, Inc.'s main facility is located in Portland, Oregon, pursuant to a sublease between RedChip.com and Roth Capital Partners, a related party stockholder in the Company, that expires on June 30, 2005. RedChip.com also maintains small offices in San Francisco, California and Minneapolis, Minnesota, both of which are sub-leased on a month-to-month basis from Roth Capital Partners. The Company also sub-leases a small office in New York City on a month-to-month basis from Jefferies and Company, a related party stockholder in the Company.

    The Company has generated substantial losses to date and has significant negative working capital. Management's plans to improve the Company's financial condition include executing on its various revenue initiatives and opportunities, especially in subscription and transaction services, achieving substantial cost reductions company-wide, and raising additional capital. The failure to raise additional capital, however, could have a material adverse effect on our business, operating results, and our financial condition. If additional funds are raised through the sale of equity, or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience significant dilution and these securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that additional financing will be available to us or on terms favorable to us. If adequate capital funds are not available or are not available on acceptable terms, our ability to fund our current plans and to take advantage of unanticipated opportunities, or otherwise to respond to competitive pressures, could be significantly limited. Based on net proceeds received from the sale of equity securities during fiscal 2001, and management plans to reduce our current scope of operations and overall cost structure, management believes we can continue our operations through fiscal 2001, but will require additional capital in future periods. We have engaged Jefferies & Company, Inc., an investment bank, as our financial advisor and our lead placement agent in connection with the sale of up to $20 million of our equity securities, of which approximately $10 million has been raised pursuant to this engagement as noted above.

    During the nine months ended December 31, 2000 we completed two private equity financings, and issued stock pursuant to option exercises, in which we issued an aggregate of 4,237,319 shares of Common Stock for total gross proceeds of approximately $10,295,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Interest Rate Sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing market rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our investments mature in three months or less.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBIT
        NUMBER               DESCRIPTION
        -------              -----------

        10.10.2 Triple Net Lease between Aliso Viejo Town Center Corporate Park LLC and FreeRealTime.com Inc.

REPORTS ON FORM 8-K

a. On June 6, 2000, we filed a Current Report on Form 8-K reporting under Item 5 that we had entered into an Agreement and Plan of Merger with RedChip.com, Inc. ("RedChip") Delaware corporation, pursuant to which we would form a new subsidiary that would merge with into RedChip. Following the merger, RedChip would be a wholly-owned subsidiary of FreeRealTime.com. The Current Report included a copy of the Agreement and Plan of Merger which was attached as an exhibit thereto.

b.  On August 31, 2000, we filed a Current Report on Form 8-K, reporting under
    Item 5 that we had issued and sold 3,810,367 shares of its common stock $ 0.01par value per share (the "Common Stock"), at a purchase price of $2.625 per share, to select institutional and accredited investors in a private placement.

c. On October 31, 2000, we filed a Current Report on Form 8-K/A, reporting under Item 2 that pursuant to that certain Agreement and Plan of Merger dated as of June 6, 2000 (the "Merger Agreement") by and among Freerealtime.com, Inc., a Delaware corporation ("Freerealtime"), and RedChip.com, Inc., a Delaware corporation ("RedChip"), RedChip was merged with a wholly-owned subsidiary of Freerealtime (the "Merger"). Following the Merger, RedChip survived as a wholly-owned subsidiary of Freerealtime. The Merger Agreement was filed previously as Exhibit 2.1 to Freerealtime's Current Report on Form 8-K dated June 6, 2000.

d.  On December 1, 2000, we filed a Current Report on Form 8-K, reporting under
    Item 2 that pursuant to that certain Agreement and Plan of Merger dated as of June 6, 2000 (the "Merger Agreement") by and among Freerealtime.com, Inc., a Delaware corporation ("Freerealtime"), and RedChip.com, Inc., a Delaware corporation ("RedChip"), RedChip was merged with a wholly-owned subsidiary of Freerealtime (the "Merger"). Following the Merger, RedChip survived as a wholly-owned subsidiary of Freerealtime. The Merger Agreement was filed previously as Exhibit 2.1 to Freerealtime's Current Report on Form 8-K dated June 6, 2000.

e.  On January 17, 2001, we filed a Current Report on Form 8-K, reporting under
    Item 5 that the Company had accepted the resignations of three of the members of its Board of Directors, Ari Engelberg, Bradley Gunn and Steve Livingston, and elected Michael Alex to the Board on January 8, 2001.

f.  On February 1, 2001, we filed a Current Report on Form 8-K, reporting under
    Item 5 that the Company had accepted the resignation of Jonathan Mork as a member of its Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FREEREALTIME.COM, INC.

Date: February 14, 2001                      /s/ MICHAEL NEUFELD
                                             -----------------------------------
                                                 Michael Neufeld Executive
                                                 Vice President, Chief Financial
                                                 Officer and Secretary
                                                 (Duly Authorized Officer,
                                                 Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                        DESCRIPTION
     -------                       -----------

     10.10.2 Triple Net Lease between Aliso Viejo Town Center Corporate Park LLC and FreeRealTime.com Inc.